Form 10-K
period 2015-10-03
UNIFIED GROCERS, INC.
filed 2016-06-01
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended October 3, 2015 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐            No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐            No   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of May 28, 2016, was as follows:

Class A: 122,500 shares	Class B: 410,537 shares	Class C: 15 shares	Class E: 120,550 shares

Documents Incorporated By Reference: None.

Part I

EXPLANATORY NOTE

Unified Grocers, Inc. (referred to in this Form 10-K, together with its consolidated subsidiaries, as “Unified,” the “Company,” “we,” “us” or “our”) is filing this comprehensive Annual Report on Form 10-K for the fiscal years ended October 3, 2015 and September 27, 2014 and the quarterly periods ended December 27, 2014, March 28, 2015 and June 27, 2015 (the “Comprehensive Form 10-K”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Although the Company has regularly made filings through Current Reports on Form 8-K when deemed appropriate, this Comprehensive Form 10-K is the Company’s first Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) since the filing of its Annual Report on Form 10-K for the year ended September 28, 2013. Included in this Comprehensive Form 10-K are the Company’s audited consolidated financial statements for the fiscal years ended October 3, 2015 and September 27, 2014, which have not been previously filed with the SEC, as well as the audited consolidated financial statements for the fiscal year ended September 28, 2013. In addition, the Company’s last Quarterly Report on Form 10-Q filed with the SEC was for the three months ended June 28, 2014. As a result, the Comprehensive Form 10-K includes selected, unaudited quarterly financial information of the Company for fiscal 2015 and 2014. It also includes selected financial data for the years ended September 28, 2013, September 29, 2012 and October 1, 2011.

Background

In its Notification of Late Filing on Form 12b-25 dated December 19, 2014 with respect to the Company’s Annual Report on Form 10-K for the year ended September 27, 2014, the Company announced that the Audit Committee of the Company’s Board of Directors (“Audit Committee”) was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters (the “Audit Committee Investigation”).

As described further in Item 1, “Business—Audit Committee Investigation,” on or about November 2015, the Audit Committee Investigation concluded, and the Audit Committee determined, among other things, that:

•

As described in Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” historical case reserving practices at the former insurance subsidiaries were not in compliance with policies and procedures of the former insurance subsidiaries, certain members of Unified and Springfield management were on notice of, but did not timely address, this lack of compliance, and such compliance issues led to errors in the historical accounting for insurance reserves. Management has determined that the quantitative effect and qualitative nature of the errors do not require restatement and re-issuance of previously issued financial statements. Certain current and former Company officers signed management representation letters and certifications attesting, to the best of each signatory’s knowledge, to the adequacy of internal controls and that all deficiencies in the design or operation of internal controls over financial reporting (“ICFR”) had been disclosed to the Company’s auditors and the Audit Committee. Over time, those officers became aware of deficiencies in case reserving and claims handling practices at Springfield Insurance Company (“SIC”). Management has now concluded that there were deficiencies in the Company’s ICFR environment (see Part II, Item 9A, “Controls and Procedures,” for further information regarding management’s assessment of internal controls over financial reporting, and related remediation efforts);

•

The disclosure language in the Company’s Form 10-K for the fiscal year ended September 27, 2013, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which stated “[t]he increase is primarily due to increased claims development[,]” was arguably deficient. The disclosure language in the Company’s Quarterly Report on Form 10-Q for the 39-week period ending June 28, 2014, in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which stated “this increase was primarily due to an increase in workers’ compensation reserves for adverse claims development in the California workers’ compensation marketplace” was deficient and inaccurate (see Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for further information on case reserving practices);

•

Neither the Company nor SIC had adequate policies or procedures governing the review, approval, and disclosure of interested party transactions. SIC entered into a related party transaction in fiscal year 2012 (“the 2012 transaction”) that was not evaluated for further scrutiny or disclosure. Certain current and former officers of SIC and the Company signed management representation letters attesting, to the best of each signatory’s knowledge, that all related party transactions had been appropriately identified, recorded, and disclosed in the Company’s financial statements, even though they knew that the 2012 transaction (which was negotiated at arms-length and incorrectly not identified as a related party transaction) had not been disclosed. The Audit Committee has concluded that the 2012 transaction (i) was a related party transaction that should have been, but was not, presented for review and approval to the Unified Board of Directors, and (ii) should have been, but was not, disclosed as a related party transaction in the Company’s fiscal year 2012 Form 10-K. The Audit Committee determined the continuing deficiencies in the Company’s policies and procedures governing the initial identification, review, approval and disclosure of related party transactions require remediation. See Note 20, “Related Party Transactions,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for further information on the 2012 transaction and Part II, Item 9A, “Controls and Procedures,” for further information regarding related remediation efforts;

•

Certain customers affiliated with directors experienced a degree of control with respect to administrative claims handling processes that was inconsistent with SIC policies. While the specific issues are related to the former insurance subsidiaries, the Company has concluded that this finding, taken together with those described above, require a review of the Company’s ethics and compliance program as part of its remediation efforts; and

•	No member of Company management purposefully engaged in any wrongful or fraudulent conduct in connection with the matters addressed by the Audit Committee Investigation.

In conjunction with the findings of the Audit Committee Investigation, and in consultation with outside actuarial professionals engaged by the Audit Committee and by the Company, management has concluded that errors existed in the insurance reserves reported within the Company’s previously issued financial statements. Management has determined that the quantitative effect and qualitative nature of the errors do not require restatement and re-issuance of previously issued financial statements. As disclosed in Note 3, “Assets Held for Sale/Discontinued Operations,” in Part II, Item 8, “Financial Statements and Supplementary Data,” the Company’s Insurance segment was sold in October 2015 and will no longer be part of the Company’s continuing operations.

In order to correct the insurance reserves errors, the discontinued operations of SIC (one of the Company’s former insurance subsidiaries) for the fiscal year ended September 27, 2014, include cumulative additional expense for insurance reserves applicable to prior fiscal periods on a pre-tax and after tax basis of approximately $2.0 million and $1.9 million, respectively. Had this expense been recorded in the proper periods, pre-tax and after tax earnings (loss) from discontinued operations for fiscal 2014 would have been $4.2 million and $2.1 million higher, respectively; pre-tax and after tax earnings (loss) for fiscal 2013 would have been $2.9 million and 1.9 million higher respectively; and retained earnings as of September 30, 2012 would have been $6.0 million lower. This cumulative additional expense recorded in fiscal 2014 in discontinued operations was caused by the Company’s inconsistent application of its established policies for setting case reserves related to workers’ compensation claims in prior periods in conjunction with the failure to timely notify the actuaries of such inconsistent application.

In addition, as further explained in Note 20, “Related Party Transactions,” in Part II, Item 8, “Financial Statements and Supplementary Data,” an additional related party transaction with a member director occurring during fiscal year 2012 and involving the restructuring of a portfolio of workers compensation policies, has been disclosed.

Internal Control Considerations

In connection with the Audit Committee Investigation, management has evaluated the design and effectiveness of our disclosure controls and procedures and the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. Based upon such evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of October 3, 2015 related to (i) the oversight and monitoring of subsidiary and operating unit compliance with accounting and reporting policies and procedures, and (ii) controls over ensuring accurate and complete disclosures in the Company’s financial statements and SEC reports. As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of October 3, 2015.

Notwithstanding such material weaknesses, which are described below, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Company remediation efforts include assessment of and improvements to its policies and procedures over related party transactions, internal controls over financial reporting, oversight of subsidiaries and operating units, as well as its overall compliance and ethics program and related corporate culture. For further information regarding management’s assessment of internal controls over financial reporting, and related remediation efforts, see Part II, Item 9A, “Controls and Procedures,” in this Comprehensive Form 10-K.

Item 1.    BUSINESS

The following information should be read in conjunction with the “Risk Factors” discussed in Item 1A of this Form 10-K for an understanding of the negative variables that can affect our business and results of operations.

Business Overview

Unified Grocers, Inc. is a California corporation organized in 1922 and incorporated in 1925. We are a retailer-owned, grocery wholesale cooperative serving supermarket, specialty, restaurant supply (through Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc.) and convenience store operators located primarily in the western United States and the Pacific Rim. We sell a wide variety of products typically found in supermarkets, including dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise, health and beauty care, service deli, service bakery, meat, eggs, produce, bakery and dairy products. We also provide financing services to our customers, as well as various support services, including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions: Southern California, Northern California and the Pacific Northwest.

Our customers are comprised of our owners (“Members”) and non-owners (“Non-Members”). Our focus is on our Members, but we also do business with Non-Member customers. Our Members operate grocery stores and supermarkets that range in size from single store operators to regional supermarket chains. Store sizes range from neighborhood stores of less than 10,000 square feet to large box format stores of over 80,000 square feet. Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. Customers who purchase less than $1 million annually from us would not generally be considered for membership, while customers who purchase over $3 million annually from us are typically required to become Members. In addition, each Member must meet purchase requirements that may be modified from time to time at the discretion of our Board of Directors (the “Board”).

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

Recent Developments

Audit Committee Investigation. In September 2014, the Audit Committee of the Company’s Board of Directors announced that it was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries and related matters (the “Audit Committee Investigation”). We incurred approximately $5.5 million in expenses through the fiscal year ended October 3, 2015 in connection with the Audit Committee Investigation. Approximately $0.7 million of these expenses were included in our loss on sale of our discontinued operations as further discussed below. For additional information on the Audit Committee Investigation, see “Explanatory Note” above, “Business—Audit Committee Investigation” and Part II, Item 9A, “Controls and Procedures.”

Haggen. In December 2014, Haggen, a Member, entered into an agreement to acquire 146 stores divested in the merger of Albertson’s LLC and Safeway, Inc. At that time, we entered into an agreement (the “Supply Agreement”) with Haggen to be its primary supplier in California, Arizona and Nevada (the “Pacific Southwest” stores) and a substantial supplier in Washington and Oregon. In addition, we agreed to provide Haggen with certain business services. As the new Haggen stores were converted, our weekly product shipments to Haggen reached approximately $11 million at their peak at the end of June 2015.

In September 2015, Haggen filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to Haggen’s bankruptcy filing, we terminated our product supply agreement with Haggen and had already begun reducing our potential exposure including, but not limited to, arranging for payment in advance for product supplied to Haggen and reducing the amount of inventory we were carrying specifically for Haggen. In October 2015, we entered into a trade agreement (the “Trade Agreement”) with Haggen under which we continued to supply product to Haggen as a critical vendor during Haggen’s Chapter 11 case. Pursuant to the Trade Agreement, Haggen paid a substantial portion of our prepetition receivable in exchange for certain shipping terms from Unified. Haggen also agreed to stipulate to an allowed administrative expense priority claim under section 503(b)(9) of the Bankruptcy Code for the balance of our prepetition claim for goods shipped to Haggen. We also filed a proof of claim against Haggen for breach of contract damages related to the termination of the Supply Agreement and various ancillary agreements. Such claim would be treated as a general unsecured claim in the Haggen chapter 11 cases. Haggen has not yet filed a chapter 11 plan and projected recoveries on general unsecured claims are not yet determined in Haggen’s case.

Effective November 21, 2015, we ceased supplying product to Haggen’s Pacific Southwest stores. Accordingly, we do not expect the sales to Haggen to continue at the levels generated during the last half of fiscal 2015 or during the first quarter of fiscal 2016. Sales to Haggen’s Pacific Southwest stores were approximately $9.6 million for the first quarter of fiscal 2016. Pursuant to the Trade Agreement, we continued to supply Haggen’s Washington and Oregon stores with product during Haggen’s bankruptcy case.

Raley’s. In February 2015, we entered into an agreement with Raley’s Supermarkets (“Raley’s”) under which we subleased its existing Stockton, California facility for five years. We currently operate that facility to distribute general merchandise and health and beauty products to Raley’s under a five-year supply agreement. This facility also services our other customers, and has created the opportunity for Unified to consolidate and distribute all general merchandise and health and beauty care products from a single location.

Sale of Insurance Segment. In July 2014, our management and Board made a strategic determination to focus the Company’s efforts on our core grocery business operations in order to better serve Unified’s Members and customers. In conjunction with this decision, our management and Board determined that our insurance operations represented a significant non-core portion of our business, and accordingly began discussions with a previously unsolicited potential buyer to sell our Insurance segment. On October 7, 2015 (the “Closing Date”), we completed the sale, at a discount to Tangible Book Value (“TBV”) (as defined in the Stock Purchase Agreement discussed below), of all of the outstanding shares of our wholly owned subsidiary, Unified Grocers Insurance Services (“UGIS”), to AmTrust Financial Services, Inc. (“AmTrust”) pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and AmTrust dated as of April 16, 2015. As of the Closing Date, UGIS owned all of the outstanding shares of the capital stock of Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda). We refer to UGIS, Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda) collectively as the “Acquired Companies.”

We received $26.2 million in cash proceeds for the Acquired Companies, representing an agreed-upon discount to the estimated TBV, which was calculated as defined in the Stock Purchase Agreement. In May 2016, AmTrust delivered to us a final closing statement, including its calculation of the TBV as of the Closing

Date. The final purchase price was adjusted to reflect an increase in the purchase price of $0.4 million between the estimated TBV as of the Closing Date and the actual TBV as of the Closing Date. We utilized the net proceeds of this transaction to repay certain indebtedness.

We incurred a net loss of $6.9 million in conjunction with the sale of the Acquired Companies at the Closing Date, including a net operating loss from discontinued operations of $3.7 million and a $1.3 million impairment on our investment in the Acquired Companies, in addition to $1.9 million of charges related to the sale, primarily comprised of costs incurred by us directly attributable to the Audit Committee Investigation and to the preparation and consummation of the sale of the Acquired Companies to AmTrust. Our historical financial statements have been revised to present the operating results of the Acquired Companies as discontinued operations. See Note 3, “Assets Held For Sale/Discontinued Operations” in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information. Our estimated net loss on sale resulted in a reduction of approximately $16 per share to our exchange value. See Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities” and Part II, Item 6, “Selected Financial Data” for additional information on the calculation of the Exchange Value Per Share.

Market Centre. In fiscal 2015, our Market Centre subsidiary was dissolved as a legal entity and ceased operating as a wholly-owned subsidiary of the Company. Market Centre now conducts business as a separate division within our Wholesale Distribution segment. Additionally, beginning in fiscal 2015, earnings from sales of food products such as Hispanic, other ethnic, gourmet, natural, organic and other specialty foods sold to Members through our Market Centre division are included in patronage earnings and may be eligible for patronage distributions. Earnings from sales to Non-Member customers are retained by the Company.

Dairy Divisions. In July 2016, we will cease operating our Southern California Dairy Division manufacturing facility, but will continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Alta-Dena Certified Dairy, LLC, a wholly-owned subsidiary of Dean Foods Company (“Dean Foods Company”). Coincident with this change, we will no longer pay patronage dividends on products supplied by Dean Foods Company. In conjunction with the changes to the Southern California Dairy Division, the Pacific Northwest Dairy Division will no longer pay patronage dividends on sales of dairy products beginning in June 2016.

Addition of New Supplier for Private Label Products. As discussed in “Business—Products—Corporate Brands,” we currently sell products under premium and value-oriented corporate brands. In February 2016, we joined Topco as a member. Topco is a privately held company that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies. Commencing in the fourth quarter of fiscal 2016, we will begin transitioning to Topco as our primary supplier for our Springfield premium brand and our value-oriented Special Value products. In addition, Topco will serve as our sole-source supplier for general merchandise and health and beauty care products under its TopCare label.

Early Extinguishment of Debt. As discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities” and “—Outstanding Debt and Other Financing Arrangements,” for the year ended October 3, 2015, we refinanced our revolving credit facility and also prepaid our senior secured notes. We recorded a loss on early extinguishment of debt in connection with the prepayment of our higher senior secured notes. This refinancing will position us for lower future interest payments.

Earnings Highlights—Fiscal 2015

Continuing Operations. Our net loss from continuing operations in the fiscal year ended October 3, 2015 was $14.6 million, as compared to a net loss from continuing operations of $0.4 million in the fiscal year ended September 27, 2014, an increase in our net loss from continuing operations of $14.2 million. The decrease in earnings was primarily due to reduced margins in both the perishable and non-perishable product lines as we continue to experience a shift in sales mix towards sales to large customers that tend to have reduced margins resulting from their higher purchase volume. In addition, our operating expenses increased primarily related to the new business discussed above and expenses incurred as a result of the Audit Committee Investigation. During our second quarter of fiscal 2015, we began servicing the new Haggen store conversions and Raley’s business. We incurred additional costs associated with preparations for supporting this new business, and we continued to incur additional costs during our third fiscal quarter as the store conversion process was completed. These costs included reconfiguring our facilities to accommodate increased itemization, as well as increased staffing and outside storage expenses. We also incurred additional costs in our fourth quarter to adjust our facilities and personnel as Haggen began to exit the acquired stores. These adverse impacts to net earnings were partially offset by lower pension and postretirement benefit expenses and general improvements in other operating expenses. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Company Overview—Results of Operations” and “—Continuing Operations” in this Comprehensive Form 10-K.

We also refinanced our debt during the first quarter of fiscal 2015 and recorded a loss on early extinguishment of debt in connection with the prepayment of our higher rate senior secured notes. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Comprehensive Form 10-K and Item 1.01. “Entry into a Material Definitive Agreement—Amendment and Restatement of Credit Facility” of our Current Report on Form 8-K, filed on December 19, 2014, for additional information.

Discontinued Operations. As discussed above, on October 7, 2015, we completed the sale of our former Insurance segment to AmTrust pursuant to the terms of a Stock Purchase Agreement by and between Unified and AmTrust dated as of April 16, 2015.

We incurred a net loss of $6.9 million relative to the discontinued operations for the fiscal year ending October 3, 2015, comprised of the net operating loss of our former Insurance segment of $3.7 million in addition to a loss on the sale of the Insurance segment of $3.2 million.

Earnings Highlights—Fiscal 2014

Our net loss from continuing and discontinued operations in the fiscal year ended September 27, 2014 was $5.4 million, as compared to a net loss of $17.6 million in the fiscal year ended September 28, 2013, an improvement of $12.2 million, or 0.3% of total net sales. The decrease in our net loss was primarily due to an increase in net sales and reduced operating expenses in fiscal 2014 due to our continued focus on cost containment, as well as non-recurring expenses in the fiscal year ended September 28, 2013 related to early debt extinguishment and transition costs resulting from the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California that also occurred in the fiscal year ended September 28, 2013. Our net loss in the fiscal years ended September 27, 2014 and September 28, 2013 included $5.0 million and $5.1 million, respectively, of net loss attributable to our discontinued operations. In fiscal years 2014 and 2013, we increased workers’ compensation reserves in our former Insurance segment by $10.0 million and $9.1 million, respectively. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “—Liquidity and Capital Resources” for additional information.

Company Structure and Organization

Overview

Our business includes a single reportable segment—Wholesale Distribution:

•

Our Wholesale Distribution business includes the sale of perishable and non-perishable food and non-food products to both Members and Non-Members. Our Wholesale Distribution business provided nearly 100% of our consolidated net sales and approximately 75%, 100% and 96%, respectively, of our consolidated operating income for fiscal 2015, 2014 and 2013. The Wholesale Distribution segment represented approximately 84% of our consolidated total assets for each of fiscal year 2015, 2014 and 2013. The Wholesale Distribution business offers a broad range of branded and corporate brand products in nearly all product categories found in a typical supermarket. In addition, this business segment provides certain retail support services to our customers, including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services. Financing services are reported under All Other.

In fiscal 2015, 2014 and 2013, our business previously included the held-for-sale discontinued operations of our former Insurance segment as follows:

•

Our former Insurance segment included two insurance subsidiaries (Springfield Insurance Company and Springfield Insurance Company Limited) that provided insurance and insurance-related products, including workers’ compensation and liability insurance policies, to both us and our Member and Non-Member customers and one insurance agency subsidiary (Unified Grocers Insurance Services) that placed business with insurance carriers, including our insurance subsidiaries. See Note 3, “Assets Held For Sale/Discontinued Operations” in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

We also have other support businesses, consisting primarily of our financing subsidiary that provides financing services to our Members.

The following table presents percentages of net sales by type of similar product:

	Percent of Consolidated Net Sales
	Fiscal Years Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Wholesale Distribution:
Non-perishable products(1)	65%	65%	66%
Perishable products(2)	35%	35%	34%

Total Wholesale Distribution net sales	100%	100%	100%

Other(3)	—%	—%	—%

Total consolidated net sales	100%	100%	100%

(1)	Consists primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Also includes (a) retail support services and (b) products and shipping services provided to Non-Member customers.
(2)	Consists primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products.
(3)	Consists of revenues from our All Other support business activities, currently financing services.

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

•

Southern California Dairy Division:    The Southern California Dairy Division operates a milk processing plant in Los Angeles, California. Raw milk that is pasteurized and bottled at the plant is purchased from a third party dairy cooperative based in California. The Southern California Dairy also bottles water and various fruit punch drinks. In July 2016, we will cease operating our milk processing plant, but will continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company.

•

Pacific Northwest Dairy Division:    The Pacific Northwest Dairy Division generates earnings from sales of dairy and related products manufactured by third parties. Dairy and related products are distributed by our Milwaukie, Oregon and Seattle, Washington distribution facilities and by third parties directly to our customers in the Pacific Northwest region.

•

Market Centre:    In fiscal 2015, our Market Centre subsidiary was dissolved as a legal entity and ceased operating as a wholly-owned subsidiary of the Company. Our Market Centre operation now conducts business as a separate division within Wholesale Distribution. We sell food products such as Hispanic, other ethnic, gourmet, natural, organic and other specialty foods through the Market Centre division. We also sell products carried in the Cooperative Division to small Non-Member customers through the Market Centre division.

•	Unified International, Inc.: We sell products and provide shipping services to Non-Member customers through our Unified International, Inc. subsidiary.

Earnings from business conducted with Members in our Cooperative, Southern California Dairy, Pacific Northwest Dairy and Market Centre divisions are eligible for distribution in the form of patronage dividends. After June 2016 and May 2016, respectively, we will no longer pay patronage dividends on, and will retain the earnings from, business conducted with Members in the Southern California and Pacific Northwest Dairy Divisions. We retain the earnings from business conducted with Non-Members in our Cooperative, Southern California Dairy, Pacific Northwest Dairy and Market Centre divisions. We also retain the earnings from all business, with both Member and Non-Member customers, conducted by our subsidiaries, including Grocers Capital Company and Unified International, Inc.

Supply Agreements

During the normal course of business, we may enter into supply agreements with customers. These agreements typically require that a customer purchase a specified amount of its merchandise requirements from us and obligate us to supply such merchandise pursuant to agreed-upon terms and conditions relating to matters such as pricing (i.e., mark-up) and delivery. We may also enter into supply agreements with customers under which we make a loan or provide upfront money or other benefits to the customer, including funding store acquisitions or renovations, or providing more favorable pricing based on the customer’s purchasing volume commitments. The supply agreements vary with respect to terms and duration, with expiration dates often staggered among customers to mitigate risk. Approximately 59% of our net sales in the Wholesale Distribution segment in fiscal 2015 were to customers pursuant to the terms of a supply agreement, an increasing trend compared to 55% in fiscal 2014 and 47% in fiscal 2013. This trend reflects a shift in sales mix towards sales to larger customers that tend to have reduced margins resulting from their higher purchase volume. We have supply agreements with eight of our top ten customers. We recently renewed supply agreements containing multi-year commitments with four of our top ten customers that had contracts expiring during the last six months.

Products

National Brands

We supply approximately 98,000 national and regional brand items, which represented approximately 95% of our net sales in the Wholesale Distribution segment in fiscal 2015. National branded items range from small to large consumer goods companies such as Kraft Heinz Company, Nestle USA, Hain Celestial Group, Inc. and Tyson Foods, Inc. We believe that national and regional brands are attractive to chain accounts and other customers seeking consistent product availability throughout their retail operations. Our national brand strategy fosters close relationships with many national suppliers, which provide us with important sales and marketing support.

Corporate Brands

We sell an extensive line of food and non-food items under various corporate brands. Our two-tier corporate brand strategy emphasizes certain premium corporate brands as a direct alternative to national brand items and other value-oriented corporate brands as an alternative to lower cost regional labels. These corporate brands enable us to offer our customers an exclusive line of product alternatives across a wide range of price points. Sales of our corporate brand products represented approximately 5% of net sales in the Wholesale Distribution segment in fiscal 2015; however, these products represent approximately 12% of our grocery, frozen food and delicatessen business.

We currently offer approximately 5,400 corporate brand products in the following categories: dry grocery, frozen, delicatessen, general merchandise, ice cream, fluid milk, dairy and bakery. These products are sold under the premium corporate brands of Western Family, Springfield, Cottage Hearth and Natural Directions and the value-oriented corporate brands of Special Value and Golden Crème. Western Family and Natural Directions products are acquired from Western Family Holding Company, of which we hold a partial ownership interest. In response to increased consumer demand for natural and organic products, we expect to grow corporate brand sales, in part, through our Natural Directions products. We operate a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, California and sell such products under the Springfield, Golden Crème and Cottage Hearth corporate brands. With the exception of certain bakery, milk, water and juice products, all of our corporate brand products are manufactured by third parties. In July 2016, we will cease operating our milk, water and juice processing plant in Los Angeles, California, but will continue offering our products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company. In February 2016, we joined Topco as a member. Commencing in the fourth quarter of fiscal 2016, we will begin transitioning to Topco as our primary supplier for Springfield and Special Value products. In addition, Topco will serve as our sole-source supplier for general merchandise and health and beauty care products under its TopCare label. Other than Western Family and Natural Directions products, our other corporate brand products are developed, trademarked, owned and managed by us primarily through Topco. With respect to such products, we represent the brands as the owner, which allows us to direct the marketing and promotional aspects of this business in addition to our ability to negotiate cost directly with our corporate brand manufacturers. Corporate brand items tend to have slightly higher margins for both the retailer and Unified due to this ability to negotiate cost with manufacturers and influence product marketing and promotion.

Additional Products through Vendor Direct Arrangements

We make available to our customers additional products through vendor direct arrangements with certain preferred providers. For example, in June 2013 we entered into an agreement with Charlie’s Produce (“Charlie’s”) for Charlie’s to be our exclusive partner in all produce categories for serving our independent retail customers operating stores in the Pacific Northwest. In addition, in June 2016, Dean Foods Company will begin supplying our customers in Southern California with fluid milk and other products, including our private label brands. We also have similar arrangements for the supply of produce to our Northern California customers and the supply of branded ice cream to our Southern California customers. Vendor direct arrangements allow us to further enhance the product offerings to our customers beyond what we carry in our warehouses while maintaining the benefits, such as consolidated billing, volume discounts and service and support, of purchasing from Unified.

Facilities and Transportation

As of October 3, 2015, we operated approximately 4.8 million square feet of warehouse and manufacturing space throughout our marketing regions.

•

Southern California:    We own and operate a dry grocery warehouse in Commerce and a combined frozen foods/refrigerated warehouse in Santa Fe Springs. We also lease a perishable foods warehouse in Los Angeles. These facilities serve our customers in Southern California, Southern Nevada, Arizona, New Mexico, Texas and the Pacific Rim. We own and operate a bakery manufacturing facility and a milk, water and juice processing plant, both in Los Angeles. In July 2016, we will cease operating our milk, water and juice processing plant, but will continue offering our products to our Members and customers through a vendor direct arrangement with Dean Foods Company.

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

Historically we distributed general merchandise and health and beauty care products through a leased dry warehouse in Fresno. Upon expiration of the lease on this facility and in the first quarter of fiscal 2013, we ceased distribution from this facility and consolidated distribution of these products into our facilities in Southern and Northern California.

In February 2015, we entered into an agreement with Raley’s under which we subleased a Stockton, California facility for five years. We currently operate that facility to distribute general merchandise and health and beauty products to Raley’s under a five-year supply agreement. This facility also services our other customers, and has created the opportunity to consolidate and distribute all general merchandise and health and beauty products.

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

We believe that our corporate offices, warehouses and manufacturing properties are generally in good condition, well maintained and both suitable and adequate to carry on our business as presently conducted.

Our customers may choose either of two delivery options for the distribution of our products: have us deliver orders to their stores or warehouses or pick up their orders from our distribution centers. We operate a fleet of 286 tractors and 910 trailers that we use to distribute products to our customers. Approximately 45% of our sales are delivered to customers by our own fleet of tractors and trailers. This percentage has been on a relatively steady decline from 60% or more in 2008 and earlier years as customers have increasingly utilized their own fleets or third-party carriers. Continuation of this trend may have a negative impact on our fleet efficiencies and increase our delivery cost to our remaining customers. If we are unable to offset the increased delivery costs, this may result in lower profitability for the Company.

Held-for-Sale Discontinued Insurance Operations

In July 2014, our management and Board made a strategic determination to focus the Company’s efforts on our core grocery business operations in order to better serve Unified’s Members and customers. In conjunction with this decision, our management and Board determined that our insurance operations represented a significant non-core portion of our business, and accordingly began discussions with a previously unsolicited potential buyer to sell our Insurance segment. Accordingly, we completed the sale of our insurance operations on October 7, 2015. See Note 3, “Assets Held For Sale/Discontinued Operations” in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information. Our held-for-sale discontinued Insurance operations included two insurance subsidiaries that previously provided insurance and insurance-related products to both us and our Member and Non-Member customers in most of the states in which we formerly conducted our insurance business. Our held-for-sale discontinued Insurance business also included an insurance agency subsidiary that placed business with insurance carriers, including our former insurance subsidiaries. In fiscal 2015, the insurance and insurance-related products provided by our former insurance subsidiaries included workers’ compensation and liability insurance policies.

The held-for-sale discontinued Insurance segment represented approximately 13% of our consolidated total assets for each of fiscal 2015, 2014 and 2013. Net sales produced by our held-for-sale discontinued Insurance segment equated to approximately 1% of our consolidated net sales for each of fiscal year 2015, 2014 and 2013.

Other Support Businesses

Our other support businesses, consisting primarily of a financing entity, collectively accounted for less than 1% of our consolidated net sales and approximately 25%, 0% and 4%, respectively, of our consolidated operating income for fiscal 2015, 2014 and 2013. Our other support businesses represented approximately 3% of our consolidated total assets for each of fiscal year 2015, 2014 and 2013.

Employees

As of October 3, 2015, we employed approximately 2,807 employees, of whom approximately 60% are represented by labor unions under 24 collective bargaining agreements. The International Brotherhood of Teamsters represents a majority of employees covered by labor contracts. Collective bargaining agreements affecting our employees have various expiration dates ranging from 2016 through 2020. We believe our labor relations with the various local unions are good.

Industry Overview and the Company’s Operating Environment

Competition

The grocery industry, including the wholesale food distribution business, is highly competitive and characterized by high volume and low profit margins. In recent years, the grocery industry has consisted primarily of large, vertically integrated chain stores and has seen mergers and acquisitions among competing organizations to achieve economies of scale. In addition, the industry has seen increasing numbers of alternative format stores and large chain stores from other industries devote considerable square footage to enter and compete in the grocery industry. Going forward, the industry will face further competition from online retailers that may, for example, feature online ordering and direct delivery to consumers.

When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to purchase directly from manufacturers or develop their own self-distribution capabilities, we may lose business. In addition, as a higher percentage of our sales go to larger customers, including through smaller independent retailers being acquired by larger independent retailers, our margins tend to be adversely affected as these larger customers typically receive discounts based upon the higher volume of their purchases.

We compete in the wholesale grocery industry with many regional and local grocery, general food, meat, produce, specialty, bakery and dairy wholesalers and distributors, such as KeHE Distributors, LLC, as well as with national food wholesalers, namely C&S Wholesale Grocers, Inc., Supervalu, Inc. and United Natural Foods, Inc. (UNFI). Many of our customers, including Members, buy from such competing wholesalers and distributors in addition to us, such that we are competing for business at the wholesale grocery level on a daily basis. This competition is intense with respect to, among other things, price, selection, availability and service.

Our customers include grocery retailers with a broad range of store sizes and types targeting a diverse range of consumers. Depending on the nature of their stores and consumer focus, our customers may compete directly with vertically integrated regional and national chains, such as Albertsons Companies, Inc. (including Safeway Inc., Vons and Pavilions), Kroger Co. (including Ralphs, Food 4 Less and QFC), Trader Joe’s Company and WinCo Foods, which operate traditional and specialty format full-service grocery stores. They may also compete with warehouse club stores and supercenters such as Costco Wholesale Corp., Sam’s Club and Wal-Mart Stores, Inc., hard discount stores such as ALDI, drug channel stores, alternative format stores such as Target Corp., and the various “dollar” stores, stores focused on upscale and natural and organic products such as Sprouts Farmers Markets, LLC and Whole Foods Market Inc., and various convenience stores. The marketplace in which our customers compete continues to evolve and present challenges. These challenges include such recent trends as the continued proliferation of discount stores, supercenters and warehouse club stores and the efforts of many of the non-traditional format stores to expand their offerings of product to cover a greater range of the products offered by the traditional format full-service grocery store.

The success of our customers in attracting consumers to shop at their stores, as opposed to any of their various competitors, has a direct and significant impact on our sales and earnings. For more information about the competitive environment we and our customers face, please refer to Part I, Item 1A, “Risk Factors.”

In helping our customers remain competitive, whether they operate a traditional full-service grocery store or a non-traditional format store targeting particular consumers, we emphasize providing a diverse line of high quality products, competitive pricing and timely and reliable deliveries. We also provide a wide range of other services, including merchandising, retail pricing support, advertising, financing and technology products and solutions, to further support our customers’ businesses.

Economic and Other Factors Impacting Unified and the Grocery Industry

We and others in the grocery industry are impacted by changes in the overall economic environment, including such factors as consumer confidence and the employment rate, shifts in consumer tastes and buying patterns, and changes in government spending that supports grocery purchases. The slow pace of the economic recovery has produced a gradual improvement in consumer confidence and unemployment, conditions which have caused consumers to be highly price sensitive and seek lower-cost alternatives in their grocery purchases. These conditions have improved slowly in some of our operating markets; however, in other of our operating markets, these conditions have substantially improved and consumers, while continuing to seek value in their purchases, have increasingly opted for higher priced, higher quality products. The significant industry growth in sales of natural and organic products is an example of this trend. One trend that appears to be continuing in all market areas is the willingness of consumers to shop at multiple stores of various formats, for both greater selection and value, rather than obtaining all of their grocery needs from one full-service store. This trend has continued to benefit the various specialty, discount and other alternative format stores.

We are impacted by the level of inflation and deflation in a variety of areas, including, but not limited to, sales, cost of sales, employee wages and benefits, workers’ compensation insurance and energy and fuel costs. We typically experience significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. Our operating programs are designed to give us the flexibility to pass these costs on to our customers; however, we may not always be able to pass such increases on to customers on a complete or timely basis. Any delay may result in our recovering less than all of a price increase. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Our earnings are impacted by inventory holding gains or losses, such that during inflationary periods we benefit from increased product pricing, while during periods of low inflation or deflation, these gains are reduced or eliminated. We are subject to changes in energy costs (excluding fuels) which we may not be able to pass along to customers. With respect to fuel costs, we assess a fuel surcharge on product shipments to address the potential volatility in fuel costs. The fuel surcharge is indexed to allow us to recover costs over a specified level. Our continual focus on cost control and operational efficiency improvements helps us mitigate other changes in operating costs.

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

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan III, Supplemental Executive Retirement Plan and deferred compensation plan (see Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. In fiscal 2015, net earnings and net comprehensive earnings experienced a decrease corresponding to the decrease in the value of life insurance and mutual fund assets, respectively. Our management has determined these declines to be temporary in nature.

Suppliers and Raw Materials Sources

The products we sell to our customers and the raw materials we use in our manufacturing operations are purchased from a number of sources. No single source of supply exceeds 5% of our business. We believe that alternative suppliers are available for substantially all of our products and that the loss of any one supplier would not have a material adverse effect on our business. We also believe the products and raw materials are generally available in sufficient supply to adequately meet customer demand.

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

Customers

Approximately 61% of our net sales are conducted with Members on a patronage basis. Earnings resulting from our patronage sales are eligible to be distributed in the form of patronage dividends. Approximately 13% of our net sales are conducted with Members on a non-patronage basis, and 26% of our net sales are conducted with Non-Members. We retain earnings from all business activities transacted with Non-Members and Non-Patronage Business activities transacted with Members. Our Member and Non-Member customers are typically retail grocery store operators ranging in size from single store operators to regional supermarket chains.

During the period from fiscal 2013–2015, the characteristics of our membership base included the following with respect to Member store ownership in relation to the sales volume provided by such ownership: One to five store operators comprise approximately 87% of our Member count and 34% of our Member sales, while operators in excess of five stores comprise approximately 13% of our Member count and 66% of our Member sales.

We have experienced an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2015, an average decline of 5.7% per year in our membership base. Member gross billings for the comparable period experienced a reduction of approximately 1.2%. We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors. However, this decline predominately reflects the loss of Members who own one to five stores that comprise approximately 34% of our Member sales, while Members who continue purchasing from us typically own in excess of five stores and provide approximately 66% of our sales. Accordingly, the reduction in the number of Members that have declined since 2008 is not solely reflective of a continuing negative trend in sales, as Members with higher store ownership have demonstrated they can provide additional sales volume to offset the loss of smaller Members.

We support our Member and Non-Member customers with go-to-market strategies serving many types of retail formats across our various geographic regions, including traditional, price impact, ethnic, natural and organic, and gourmet and specialty stores.

Our largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, accounted for 16%,15% and 14% of our total net sales, and our ten largest customers (including Cash & Carry Stores, LLC), taken together, accounted for 53%, 49% and 47% of our total net sales, for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

Our ten customers with the largest accounts receivable balances accounted for approximately 43% and 40% of total accounts receivable at October 3, 2015 and September 27, 2014, respectively.

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

Full service wholesaler with specialty division offering access to a broad range of diverse products

In addition to all the product categories typically found in supermarkets, we offer retailers access to a complete line of food products such as Hispanic, other ethnic, gourmet, natural, organic and other specialty foods through our Market Centre division. We also sell products carried in the Cooperative Division to small Non-Member customers through our Market Centre division. We emphasize providing a diverse line of high quality products, and are constantly seeking to expand and adjust our product offerings to help our customers remain competitive and anticipate shifts in consumer demand.

Large and diverse customer base enables competitive pricing and range of offerings

Our large and diverse customer base gives us the buying power, and enables us to maintain a scale of operations, necessary to purchase a diverse range of products from vendors at favorable prices and, in turn, sell and/or deliver such products to customers at competitive prices. Our scale also allows us to offer our customers access to vendor support, including promotional offerings, new items and other information, to help them be competitive and anticipate consumer demands. Further, we participate in buying consortiums with other non-competing wholesalers to help ensure that our retailers are given the necessary vendor support to help them be competitive with larger national chains.

Broad range of services to help retailers compete

We provide financing services to our customers, as well as various support services, including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, to help our retailers compete. We also gather and disseminate industry information to keep our customers updated on consumer trends, products, and significant changes in laws and regulations, assisting them to identify and focus on opportunities for success. Our various services help our customers concentrate on their core business and give them essential business tools to compete against larger national chains.

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

Our strategic focus continues to emphasize providing our Members with the products, services and go-to-market support they need in order to be successful in our changing marketplace. For example, we have partnered with Members to access their front-end scan information. This data gives us the opportunity to work with our Members to analyze their retail sales trends and enhances our ability to supply them the products in demand by their customers. Our strategic focus in fiscal 2016 and beyond will be concentrated on the following areas:

•	Growth in sales to our Members—we strive to be our Members’ full service provider across all category offerings and partner with them to increase sales at retail.

•	Improve our distribution network—we constantly seek to optimize our efficiencies and reduce logistics costs to us and our Members.

•	Product assortment—we look to continually provide products and services that our Members currently sell and assist them in addressing their retail challenges.

•	Business units—we seek to enhance the alignment of our business units to support our Members’ category management across all lines of product categorization.

•	Information technology strategy—we seek to provide flexible and nimble technology to support our strategic plans at the lowest possible cost.

•	Organizational strategy—we seek to enhance our organizational effectiveness to support our strategic focus and go to market strategies.

Member Requirements

Our Members are both owners and customers of our company. A Member must (1) own 350 Class A Shares and a certain number of Class B Shares based upon the amount of such Member’s average weekly purchases of product from us, or as otherwise specified by the Board (see “—Capital Shares”); (2) be of approved financial standing; (3) be engaged in selling grocery and related products at retail or wholesale; (4) purchase products from us in amounts and in a manner that is established by the Board from time to time; (5) make application in such form as is prescribed by us; and (6) be accepted as a Member by Board action.

Our Members are typically required to satisfy a minimum purchase requirement of $1 million in annual purchases from us. This requirement may be modified from time to time by the Board, having been most recently changed in April 2008. Members at the time of this change, or who were shareholders or customers of Associated Grocers, Incorporated (“AG”) who became Members in connection with our purchase of certain assets and assumption of certain liabilities of AG and its subsidiaries, a retailer-owned grocery cooperative headquartered in Seattle, Washington (the “AG Acquisition”), remain subject to the earlier requirement of $5,000 per week in purchases from us.

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

The Exchange Value Per Share does not necessarily reflect the amount for which our net assets could be sold. If the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and to not allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will be reduced. Likewise, if the Board decides in any year to reverse prior allocations of earnings from our Non-Patronage Business and allocate such amounts to the Exchange Value Per Share, then the redemption price of Class A and Class B Shares that are repurchased in the year of such reversal and in future years will be increased. See Part II, Item 5, “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” and Part II, Item 6, “SELECTED FINANCIAL DATA” for additional information on the calculation of the Exchange Value Per Share. Our Class C and Class E Shares are exchanged with our directors and Members, respectively, at a fixed stated value. See “—Classes of Shares—Class C Shares” and “—Classes of Shares—Class E Shares.” The Board each year may increase or decrease the amount of non-allocated retained earnings that are excluded from the Exchange Value Per Share. Our non-allocated retained earnings were $6.9 million in each of fiscal 2015, 2014 and 2013.

Classes of Shares

Class A Shares

Our Bylaws require that each Member own 350 Class A Shares. The Board may accept an affiliate of a Member without such affiliate holding any Class A Shares where the owners of the affiliate are the same, or sufficiently the same, as those of the Member, and the Member already holds the required number of Class A Shares. Holders of Class A Shares are entitled to one vote per share on all matters to be voted upon by the shareholders, and the holders of the Class A Shares are entitled to elect 80% of our authorized number of directors. If a person holding Class A Shares ceases to be a Member, the Class A Shares held by such outgoing Member are subject to redemption. See “—Redemption of Class A and Class B Shares and Repurchase of Class E Shares.”

Class B Shares

Our Bylaws require that each Member own such amount of Class B Shares as may be established by the Board. The holders of Class B Shares have the right to elect 20% of our authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights. Any Class B Shares held by an outgoing Member or which are held by a Member in an amount in excess of that required by the Board are subject to redemption. See “—Redemption of Class A and Class B Shares and Repurchase of Class E Shares.”

Our Board currently requires each Member to hold Class B Shares having an issuance value equal to approximately twice the Member’s average weekly purchases from the Cooperative Division, except that as to meat and produce purchases the requirement is approximately one times the Member’s average weekly purchases from the Cooperative Division (the “Class B Share Requirement”). Member purchases from our Market Centre division are not included in the determination of the Class B Share Requirement. If purchases are not made weekly, the average weekly purchases are based on the number of weeks in which purchases were actually made. For purposes of determining whether a Member holds Class B Shares having an issuance value satisfying the Class B Share Requirement, the issuance value of each Class B Share held by the Member is deemed to be the Exchange Value Per Share in effect at the close of the fiscal year end prior to the issuance of such Class B Share.

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

In September 1999, we completed a merger (the “Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. In October 2007, we purchased certain assets and assumed certain liabilities of AG and its subsidiaries. Certain Members, including former shareholders of United and AG, also may satisfy their Class B Share Requirement with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions by electing to receive Class B Shares in lieu of 80% of the Cooperative Division qualified cash patronage dividends the Member otherwise would receive in the future until the Class B Share Requirement is satisfied. In order to make the election to satisfy their Class B Share Requirement solely from patronage dividend distributions, former shareholders of AG were required to enter into supply agreements with us. During the build-up of its Class B Share Requirement, such a Member is not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member. Satisfaction of the Class B Share Requirement of such Members relating to new stores or growth in the sales of existing stores may not be satisfied solely from their patronage dividend distributions, but is subject to the same payment requirements that apply to other Members.

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

Class E Shares

We issued Class E Shares as a portion of the Cooperative Division patronage dividends in fiscal years 2003 through 2009, and may issue them as a portion of the Cooperative Division patronage dividends in future periods, as determined annually at the discretion of the Board (see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Equity Enhancement”). The Class E Shares have a stated value of $100 per share, are subject to repurchase by the Company at $100 per share, do not have the potential to appreciate over time, do not accrue interest, and have no voting rights except as required by law. The Board does not intend to declare ordinary dividends on Class E Shares in the future. Class E Shares are transferable only with our consent, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business. Class E Shares become eligible for repurchase at the discretion of the Board ten years after their date of issuance, with the outstanding Class E Shares becoming eligible for repurchase between the end of fiscal 2013 and the end of fiscal 2018. Our redemption policy provides that Class E Shares will not be repurchased for at least ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. See “—Redemption of Class A and Class B Shares and Repurchase of Class E Shares.”

Redemption of Class A and Class B Shares and Repurchase of Class E Shares

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption or repurchase are considered by the Board on an annual basis, usually in December. Class E Shares will only be repurchased upon approval of the Board or upon sale or liquidation of the Company, and the repurchase price for the Class E Shares is fixed at their stated value of $100 per share.

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

Subject to the Board’s determination and approval, any redemption or repurchase of shares will be on the terms, and subject to the limitations and restrictions, if any, set forth in the following:

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

During fiscal 2016, it is unlikely that we will redeem any Class B Shares that had been tendered for redemption as of the close of fiscal 2015, leaving 94,593 Class B Shares, or 23% of our outstanding Class B Shares at the close of fiscal 2015, which have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 21%, 17% and 16% of our outstanding Class B Shares at the close of fiscal 2014, 2013 and 2012, respectively, as we have (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2015, 2014, 2013 and 2012. Based on the current level of redemption as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock.

There is no assurance that our financial condition will enable us to redeem shares tendered for redemption. Even if redemption is permitted by legal requirements, it is likely under our redemption policy that a Member’s Class B Shares will not be fully, or even partially, redeemed in the year in which they are tendered for redemption. If we are not able to redeem all shares eligible for redemption in a given year, then the shares redeemed will be determined on a pro rata basis. See Part I, Item 1A, “Risk Factors—The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership,” Part II, Item 5, “Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” Part II, Item 8, “Financial Statements and Supplementary Data—Note 12” for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed.

During the second quarter of fiscal 2016, we repurchased 78,745 Class E Shares at a price of $7.9 million that were eligible for repurchase in fiscal 2014 and 2015. As a result, 17,571 Class E Shares remain eligible for repurchase between the end of fiscal 2016 and the end of fiscal 2018 for an aggregate repurchase price of

$1.8 million. There is no assurance that our financial condition will enable us to, or our Board will determine to, repurchase Class E shares in the fiscal year they become eligible for repurchase.

The Board has the absolute discretion to redeem Excess Class B Shares or to redeem Class A and Class B Shares or repurchase Class E Shares of any outgoing Member regardless of when the membership terminated or the Class B Shares were tendered. The Board also has the right to elect to redeem Excess Class B Shares or repurchase Class E Shares even though such redemption or repurchase has not been requested and without regard to each year’s five percent limit or any other provision of the redemption policy.

For information concerning our purchases of capital shares during fiscal 2014 and 2015, see Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.”

Credit Agreements

We are a party to credit agreements which provide that during any period where we are in breach of, or an event of default has occurred under, such credit agreements, we will be prohibited from redeeming or repurchasing Class A, Class B and Class E Shares. In addition, any redemptions/repurchases are subject to an excess availability test.

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

•

Cooperative Division.    Patronage earnings attributable to the Cooperative Division are derived from all patronage activities of Unified, other than the Southern California and Pacific Northwest Dairy Divisions discussed below, regardless of geographic location. Patronage dividends for this division are paid based on the qualified patronage purchases of the following types of products: dry grocery, deli, health and beauty care, tobacco, general merchandise, frozen food, ice cream, meat, produce and bakery. Additionally, beginning in fiscal 2015, food products such as Hispanic, other ethnic, gourmet, natural, organic and other specialty foods sold to Members through our Market Centre division are included in patronage earnings and may be eligible for patronage distributions. We also sell products carried in the Cooperative Division to small Non-Member customers through our Market Centre division. We retain the earnings from such business with Non-Member customers and do not pay patronage dividends on those sales.

•

Southern California Dairy Division.    Patronage earnings attributable to the Southern California Dairy Division have been derived primarily from sales of products manufactured at a milk, water and juice bottling plant located in Los Angeles, California. We will cease operating this facility in July 2016 but will continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Alta-Dena Certified Dairy, LLC, a wholly-owned subsidiary of Dean Foods Company (“Dean Foods Company”). Coincident with this change, the Company will no longer pay patronage dividends on products supplied by Dean Foods Company.

•

Pacific Northwest Dairy Division.    Patronage earnings attributable to the Pacific Northwest Dairy Division have been derived from sales of dairy products manufactured by third party suppliers located in Oregon and Washington. In conjunction with the changes to the Southern California Dairy Division discussed above, the Pacific Northwest Dairy Division will no longer pay patronage dividends on sales of dairy products beginning in June 2016.

The following table summarizes the patronage dividends distributed by us during the past three fiscal years.

(dollars in thousands)
Division	2015	2014	2013
Cooperative Division	$—	$—	$—
Southern California Dairy Division	6,450	8,530	8,609
Pacific Northwest Dairy Division	784	865	1,000

Total	$7,234	$9,395	$9,609

Patronage dividends have been negatively impacted during the 2015, 2014 and 2013 Periods. As a result, there were no Cooperative Division patronage earnings available for distribution. The loss in the Cooperative Division increased in the 2015 Period due to reduced margins in both the perishable and non-perishable product lines as we continued to experience a shift in sales mix towards sales to large customers that tend to have reduced margins resulting from their higher purchase volume. In addition, we incurred higher operating expenses to accommodate the additional business from Haggen and Raley’s (including additional costs in our fourth quarter to adjust our facilities and personnel as Haggen began to exit its acquired stores), as well as non-recurring expenses in the 2015 Period related to early debt extinguishment. We experienced lower earnings in the Southern California Dairy Division due to reduced margins and higher operating expenses and in the Pacific Northwest Dairy Division due to a decline in Member sales volume.

See additional discussion in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Wholesale Distribution Segment.” Total patronage earnings are based on the combined results of the Cooperative Division, the Southern California Dairy Division and the Pacific Northwest Dairy Division. In the event of a loss in one division, the Board will make an equitable decision with respect to the treatment of the loss. During the 2015, 2014 and 2013 Periods, the Cooperative Division experienced losses that were recognized in net earnings, thereby reducing our Exchange Value Per Share.

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

Patronage dividends for the Cooperative Division are calculated annually and distributed to Members following each fiscal year in proportion to the qualified patronage sales during such fiscal year. Historically the Company has distributed patronage dividends in cash, Class B and Class E shares and patronage dividend certificates. For fiscal 2015, 2014 and 2013, there were no Cooperative Division patronage earnings available for distribution.

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

At any given time, our required cash deposits may be less than otherwise would be required (referred to as a “Deposit Fund Deficiency”) as a result of Members having been approved to build deposits in their deposit fund over time or in cases where their Required Deposits are waived. Deposit Fund Deficiencies typically occur when Members do not maintain sufficient Required Deposits to meet the Class B Share Requirement. The Deposit Fund Deficiency was approximately $1.6 million, $2.9 million and $1.7 million at October 3, 2015, September 27, 2014 and September 28, 2013, respectively, consisting of approximately $1.4 million, $2.7 million and $1.4 million, respectively, due to Members that were approved to build deposit fund requirements over time and approximately $0.2 million, $0.2 million and $0.3 million, respectively, due to former United members that elected to assign at least 80% of the Cooperative Division qualified cash patronage dividends to fulfill deposit fund requirements.

Required Deposits of Members are contractually subordinated and subject to the prior payment in full of certain of our senior indebtedness. As a condition of becoming a Member, each Member is required to execute a subordination agreement providing for the subordination of the Member’s rights with respect to its Required Deposits and its rights in respect of Patronage Dividend Certificates. Generally, the subordination is such that no payment can be made by us with respect to the Required Deposits in the event of an uncured default by us with respect to our senior indebtedness, or in the event of our dissolution, liquidation or insolvency or other similar proceedings, until all of our senior indebtedness has been paid in full.

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

Pledge of Shares and Guarantees

We require our Members to pledge to us, as collateral, all Class A, Class B and Class E Shares, all other shares and securities issued from time to time to Members by us, all deposits and deposit accounts with us and all distributions thereon and products and proceeds thereof, to secure their obligations to us. Such security is also pledged to us to secure the prohibition against the transfer of their collateral and to secure our rights to repurchase any of our shares held by them. Upon termination of membership of a Member or any affiliate of a Member, or default by a Member or any affiliate of a Member of any agreement with us, we are under no obligation to return any collateral pledged to us, or any proceeds thereof, so long as there are any matured or unmatured, contingent or unliquidated amounts owed by the Member to, or obligations that remain to be performed by the Member for the benefit of, us. We do not permit a Member to offset or recoup any obligations owing to us or otherwise refuse to pay any amounts owed to us. However, we retain all rights of offset and recoupment and furthermore, pledge agreement provides that we have the right to offset and recoup any obligations owed by a Member to us.

As part of the credit evaluation process, individual shareholders of corporate Members, including those who became Members from AG, may be required to guarantee the obligations of the corporate Member, except that former shareholders of United who were, at the date of the United Merger, in compliance with their obligations to United are not required to provide individual guarantees in the absence of financing transactions.

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

We are subject to federal income tax and various state taxes on the net earnings of the business with or for Members that are not distributed as qualified written notices of allocation and on the net earnings derived from Non-Patronage Business. In fiscal 2002, as part of our equity enhancement initiative, we issued nonqualified written notices of allocation in the form of Class B Shares and subordinated patronage dividend certificates. In fiscal 2003 through 2005, we issued nonqualified written notices of allocation in the form of Class B and Class E Shares. In fiscal 2006 through 2009, we issued qualified and nonqualified written notices of allocation in the form of Class B and Class E Shares, respectively. For fiscal 2010 through 2015, we distributed 100% of the patronage dividend in cash. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or subordinated patronage dividend certificates, as taxable income in the year of receipt, and we are not entitled to an income tax deduction in the year of issuance. When the nonqualified written notice of allocation is redeemed for cash or property, the Member will have ordinary taxable income and we will have an income tax deduction to the extent that the stated dollar amount of such written notice of allocation exceeds its basis.

Members are urged to consult their tax advisors with respect to the applicability of U.S. federal income, state or local tax rules on the ownership and disposition of Class A, Class B and Class E Shares and the receipt of subordinated patronage dividend certificates with respect to their own tax status.

Availability of SEC Filings

We make available, free of charge, through our website (http://www.unifiedgrocers.com) our Forms 10-K, 10-Q and 8-K, as well as our registration statements, proxy statements and all amendments to those reports, as soon as reasonably practicable after those reports are filed electronically with the Securities and Exchange Commission (the “SEC”). Due to the delay in the preparation of our audited financial statements as described in the Explanatory Note to this Form 10-K, we did not file our Annual Report on Form 10-K for the year ended September 27, 2014, and we did not file any Quarterly Reports on Form 10-Q for the quarters ended December 27, 2014, March 28, 2015 and June 27, 2015. A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s website at http://www.sec.gov.

Audit Committee Investigation

On December 19, 2014, the Company announced that the Audit Committee was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters, including:

•	SIC case reserving practices and the potential effect on the adequacy of overall insurance reserves;

•	Degree of involvement by certain customers affiliated with directors over administrative claims handling processes;

•	An interested director transaction; and

•	Overall Company oversight of the insurance subsidiaries’ claims handling and management review processes, setting of insurance loss reserves and related matters.

The Audit Committee Investigation scope included the consideration of relevant information obtained from interviews of employees and Company advisors and the review of electronic data and documents; and also included the significant assistance of outside actuarial advisors.

As noted in the Explanatory Note to this Form 10-K, the Audit Committee investigation concluded with the following findings:

•

As described in Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” historical case reserving practices at the former insurance subsidiaries were not in compliance with policies and procedures, Unified and Springfield management were on notice of, but did not timely address, this lack of compliance, and such compliance issues led to errors in the historical accounting for insurance reserves. Management has determined that the quantitative effect and qualitative nature of the errors do not require restatement and re-issuance of previously issued financial statements. Certain current and former Company officers signed management representation letters and certifications attesting, to the best of each signatory’s knowledge, to the adequacy of internal controls and that all deficiencies in the design or operation of internal controls over financial reporting (“ICFR”) had been disclosed to the Company’s auditors and the Audit Committee. Over time, those officers became aware of deficiencies in case reserving and claims handling practices at Springfield Insurance Company (“SIC”). Management has now concluded that there were deficiencies in the Company’s ICFR environment (see Part II, Item 9A, “Controls and Procedures,” for further information regarding management’s assessment of internal controls over financial reporting, and related remediation efforts);

•

The disclosure language in the Company’s Form 10-K for the fiscal year ended September 27, 2013, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which stated “[t]he increase is primarily due to increased claims development[,]” was arguably deficient. The disclosure language in the Company’s Quarterly Report on Form 10-Q for the 39-week period ending June 28, 2014, in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which stated “this increase was primarily due to an increase in workers’ compensation reserves for adverse claims development in the California workers’ compensation marketplace” was deficient and inaccurate (see Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for further information on case reserving practices);

•

Neither the Company nor SIC had adequate policies or procedures governing the review, approval, and disclosure of interested party transactions. SIC entered into a related party transaction in fiscal year 2012 (“the 2012 transaction”) that was not evaluated for further scrutiny or disclosure. Certain current and former officers of SIC and the Company signed management representation letters attesting, to the best of each signatory’s knowledge, that all related party transactions had been appropriately identified, recorded, and disclosed in the Company’s financial statements, even though they knew that the 2012 transaction (which was negotiated at arms-length and incorrectly not identified as a related party transaction) had not been disclosed. The Audit Committee has concluded that the 2012 transaction (i) was a related party transaction that should have been, but was not, presented for review and approval to the Unified Board of Directors, and (ii) should have been, but was not, disclosed as a related party transaction in the Company’s fiscal year 2012 Form 10-K. The Audit Committee determined the continuing deficiencies in the Company’s policies and procedures governing the initial identification, review, approval and disclosure of related party transactions require remediation. See Note 20, “Related Party Transactions,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for further information on the 2012 transaction and Part II, Item 9A, “Controls and Procedures,” for further information regarding related remediation efforts;

•

Certain customers affiliated with directors experienced a degree of control with respect to administrative claims handling processes that was inconsistent with SIC policies. While the specific issues are related to the former insurance subsidiaries, the Company has concluded that this finding, taken together with those described above, require a review of the Company’s ethics and compliance program as part of its remediation efforts; and

•	No member of Company management purposefully engaged in any wrongful or fraudulent conduct in connection with the matters addressed by the Audit Committee Investigation.

See Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for discussion of the impact of case reserving practices that led to errors in the historical financial statements, Note 20, “Related Party Transactions,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for disclosure of the aforementioned related party transaction and Part II, Item 9A, “Controls and Procedures,” for conclusions as to the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting.

Item 1A.    RISK FACTORS

The risks and uncertainties described below are those that we believe are the material risks related to our business. If any of the following risks occur, our business, prospects, financial condition, operating results and cash flows could be adversely affected in amounts that could be material.

Risks Related to the Audit Committee Investigation, the State of the Company’s Internal Control Over Financial Reporting, Our Failure to Timely File Periodic Reports with the SEC and Related Matters

Expenses relating to or arising from the Audit Committee Investigation, including diversion of management’s time and attention, may adversely affect our business and results of operations.    As discussed in the Explanatory Note to this Form 10-K, in its Notification of Late Filing on Form 12b-25 dated December 19, 2014, with respect to the Company’s Annual Report on Form 10-K for the year ended September 27, 2014, the Company announced that the Audit Committee of the Company’s Board of Directors (“Audit Committee”) was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters (“Audit Committee Investigation”). As a result of the Audit Committee Investigation, the filing of our Annual Reports on Form 10-K for fiscal year 2014 and 2015, as well as the Quarterly Reports on Form 10-Q for fiscal year 2015 and the first and second quarters of fiscal year 2016 were delayed until May 2016.

As a result of the Audit Committee Investigation, we have incurred significant expenses to date related to legal, accounting, and other professional services in connection with the investigation and related remediation efforts, and we may continue to incur significant additional expense with regard to our remediation efforts. In addition, senior management has committed, and continues to commit, substantial amounts of time and effort in connection with the remediation efforts and related matters. The significant amount of time and effort spent by our management team on these matters may divert their attention from the operation of our business. The expenses incurred, and expected to be incurred, on the remediation efforts and related matters, and the diversion of the attention of the management team could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our management has identified material weaknesses in the Company’s internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. We may not be able to fully address the material weaknesses in our internal controls or provide assurance that remediation efforts will prevent future material weaknesses.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures,” our management has determined that we have material weaknesses in the Company’s internal control over financial reporting as of October 3, 2015 related to (i) the oversight and monitoring of subsidiary and operating unit compliance with accounting and reporting policies and procedures and (ii) controls over ensuring accurate and complete financial statement disclosures.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are actively engaged in implementing a remediation plan designed to address such material weaknesses. However, future additional material weaknesses in the Company’s internal control over financial reporting may be identified in the future. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our consolidated financial statements. The possibility of such future additional misstatements could cause us to delay filing our consolidated financial statements on a timely basis and result in noncompliance with covenants in our credit facilities, which could limit or suspend our access to working capital, which in turn could cause us to curtail or cease doing business altogether. Any such future misstatements in our publicly filed financial statements may impose upon us a requirement to restate such financial results. In addition, if we are unable to remediate successfully the material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our Members may lose confidence in our ability to effectively protect their investments in us, which in turn could lead Members to seek to withdraw such investments and to seek other sources to fulfill their supply needs. There is also the possibility that one or more Members or a regulatory agency could commence civil litigation against us as a result of any such future misstatement. Any such future misstatement or occurrence could result in increased audit, legal and any investigation-related fees, which could severely adversely affect our operations and financial results.

Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully implemented, the aggregate cost of implementation or whether the remediation plan will be adequate and effective. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate or ineffective, there also will continue to be an increased risk that we will be unable to timely file future periodic reports with the SEC and that our future consolidated financial statements could contain errors that will be undetected. Further and continued determinations that there are material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also adversely affect our ability to attract new Members and their associated investments, as well as severely adversely affect our ability to retain existing financing or obtain, if at all, future financing on reasonable or acceptable terms. The failure to obtain acceptable or any financing could cause our existing Members to request the redemption of their shares which, depending upon the magnitude and extent of any such redemption, could have a material adverse effect on our business.

For more information relating to the Company’s internal control over financial reporting (and disclosure controls and procedures) and the remediation plan undertaken by us, see Part II, Item 9A, “Controls and Procedures.”

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

Some of our competitors, including C&S Wholesale Grocers, Inc., Supervalu, Inc. and United Natural Foods, Inc. (UNFI), are significantly larger and have greater financial resources than us. In addition, industry consolidation has in the past increased, and may continue in the future to increase, the number of large competitors that we face. These large national distributors have the resources to compete aggressively on price and may be able to offer customers a wider range of products and services and a wider area of distribution than we do. We also face intense competition from regional or specialized distributors and, from time to time, new entrants in various niche markets, with such competitors often able to compete very aggressively in such niches with unique or highly tailored products and services.

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

We may experience reduced sales and earnings if Members lose market share to larger, often fully integrated traditional full-service grocery store chains or to warehouse club stores, supercenters and discount stores, many of which have greater financial resources than our Members or us.    Our Members face intense competition from large, often fully integrated traditional full-service grocery store chains. Most of these store chains have greater resources than our Members and us and benefit from local or national brand name recognition and efficiencies of scale from a fully integrated distribution network, standardization across stores, concentrated buying power and shared overhead costs. In addition, traditional format full-service grocery stores, which include most of our customers, have in recent years faced intense competition from, and lost market share to, non-traditional format stores, including warehouse club stores, supercenters, discount stores and specialty or niche stores focused on upscale and natural and organic products. Many of these non-traditional format stores are very large, with considerable resources, national brand names and economies of scale. This competition from non-traditional format stores has been particularly intense, and significant market share has been lost, with respect to categories of non-perishable products that we sell. Traditional format grocery stores, including our customers, have tended to move to expand their offerings and sales of perishable products, which generally have lower margins for us than non-perishable products. A continued decline in our sales of non-perishable products may adversely affect our profitability.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.    Our operating results are highly dependent upon maintaining or growing our sales to our customers. Our largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, constituted approximately 16% of our total net sales for fiscal 2015. In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 53% of our total net sales in fiscal 2015. A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results. For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us. Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012. We have also experienced an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2015, an average decline of 5.7% per year in our membership base. We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors.

Any such loss of a large customer, the loss of a number of smaller customers or the continued erosion of our membership base, could have a material and adverse effect on our net sales. In addition, to the extent we have suffered and may in the future suffer a decline in net sales, our margins and profitability have been and will be further negatively impacted to the extent we are unable to correspondingly reduce our fixed costs, such as warehouses, equipment and headcount. As it is difficult to quickly make significant reductions in fixed costs, if we were to suffer a significant and rapid decline in our net sales, such as from the loss of one or more significant customers, our margins and profitability may be adversely impacted, we may incur losses and our business, financial condition and results of operations could suffer.

We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to purchase directly from manufacturers or develop their own self-distribution capabilities, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced. In addition, as a higher percentage of our sales go to larger customers, our margins tend to be adversely affected as these larger customers typically receive discounts based upon the higher volume of their purchases, which may adversely impact our profitability.

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Additionally, we are exposed to risk to master landlords if subtenants default under their subleases with us. Our ten customers with the largest accounts receivable balances accounted for approximately 43% and 40% of total accounts receivable at October 3, 2015 and September 27, 2014, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and in fiscal 2015, approximately 74% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1, “Business—Capital Shares” and Part I, Item 1, “Business—Customer Deposits.”

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). During fiscal 2016, it is unlikely that we will redeem any Class B Shares that had been tendered for redemption as of the close of fiscal 2015, leaving 94,593 Class B Shares, or 23% of our outstanding Class B Shares at the close of fiscal 2015, which have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 21%, 17% and 16% of our outstanding Class B Shares at the close of fiscal 2014, 2013 and 2012, respectively, as we have (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2015, 2014, 2013 and 2012. The increase in the number of shares our Members have sought to redeem has been driven by our having an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2015, an average decline of 5.7% per year in our membership base. Our annual redemption rate has been less than the 5% limit in recent years due in significant part to our Board deciding to conserve capital during years of limited profit or a net loss. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock. See Part II, Item 8, “Financial Statements and Supplementary Data—Note 12” for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1, “Business—Capital Shares—Redemption of Class A and Class B Shares and Repurchase of Class E Shares,” Part I, Item 1, “Business—Customer Deposits” and Part I, Item 1, “Business—Pledge of Shares and Guarantees.” These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

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

Changes in the economic environment could adversely affect our customers’ ability to meet certain obligations to us or leave us exposed for obligations we have guaranteed. Loans to Members, trade receivables, Member compliance with subleases and lease guarantees could be at risk in a sustained economic downturn. We establish reserves for notes receivable, trade receivables and lease commitments for which the customer may be at risk for default. Under certain circumstances, we would be required to foreclose on assets provided as collateral or assume payments for leased locations for which we have guaranteed payment. Although we believe our reserves to be adequate, our operating results could be adversely affected in the event that actual losses exceed available reserves.

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

Legal proceedings could lead to unexpected losses.    From time to time during the normal course of carrying on our business, we may be a party to various legal proceedings through private actions, class actions, administrative proceedings, regulatory actions or other litigations or proceedings. The outcome of litigation, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. In the event that management determines that the likelihood of an adverse judgment in a pending litigation is probable and that the exposure can be reasonably estimated, appropriate reserves are recorded at that time pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 450, “Contingencies.” The final outcome of any litigation could adversely affect operating results if the actual settlement amount exceeds established reserves and insurance coverage.

We are subject to existing and changing environmental, health, food safety and safety laws and regulations.    We own and operate various facilities and equipment for the manufacture, warehousing and distribution of products to our customers. We are subject to increasingly stringent federal, state and local laws, regulations and ordinances that (1) govern activities or operations that may have adverse effects on the environment, health and safety (e.g., discharges to air and water and handling and disposal practices for solid and hazardous waste), and (2) impose liability for the costs of cleaning up, and certain damages resulting from, past or present spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to our facilities and the land on which our facilities are situated, regardless of whether we lease or own the facilities or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant. In addition, we may be subject to pending federal and state legislation that if ultimately passed, may require us to incur costs to improve facilities and equipment to reduce emissions in order to comply with regulatory limits or to mitigate the financial consequences of a “cap and trade” regime. We are unable to predict the ultimate outcome of such legislation; however, should such legislation require us to incur significant expenditures, our business, results of operations and financial condition may be adversely affected.

We (and our customers) are subject to changes in laws and regulations.    Our business is subject to various federal, state and local laws, regulations and administrative practices. We must comply with numerous provisions regulating, among other things, health and sanitation standards, food labeling and safety, equal employment opportunity, and licensing for the sale of food and other products. Changes in federal, state or local minimum wage and overtime laws could cause the Company to incur additional wage costs, which could adversely affect the profitability of our business and that of our customers. The Patient Protection and Affordable Care Act (the “PPACA”) may impact our ability to operate profitably, as the full extent of the impact of the PPACA, if any, cannot be determined until all regulations are promulgated under the PPACA (or changed as a result of ongoing litigation) and additional interpretations of the PPACA become available. We cannot predict future laws, regulations, interpretations, administrative orders, or the effect they will have on our operations. Additional requirements or restrictions could be imposed on the products that we sell, or require that we discontinue or recall the sale of certain products, make substantial changes to our facilities or operations, or otherwise change the manner in which we operate our business. Any of these events could significantly increase the cost of doing business, which could adversely impact our operations and financial condition. The occurrence of any of these events could have a similar impact on the operations and financial condition of our customers, which could adversely impact our business, operations, and financial condition.

We may engage in merger and acquisition activity from time to time and may not achieve the contemplated benefits from such activity.    Achieving the contemplated benefits from such activity may be subject to a number of significant challenges and uncertainties, including integration issues, coordination between geographically separate organizations, and competitive factors in the marketplace. We could also encounter unforeseen transaction and integration-related costs or other circumstances such as unforeseen liabilities or other issues. Any of these circumstances could result in increased costs, decreased revenue, decreased synergies and the diversion of management time and attention. If we are unable to achieve our objectives within the anticipated time frame, or at all, the expected benefits may not be realized fully or at all, or may take longer to realize than expected, which could have an adverse effect on our business, financial condition and results of operations, or cash flows.

We are exposed to potential product liability claims and potential negative publicity surrounding any assertion that our products caused illness or injury.    The packaging, marketing and distribution of food products purchased from others or manufactured by us involves an inherent risk of product liability, product recall and adverse publicity. Such products may contain contaminants that may be inadvertently distributed or redistributed by us. These contaminants may result in illness, injury or death if such contaminants are not eliminated. Product liability claims in excess of insurance coverage, as well as the negative publicity surrounding any assertion that our products caused illness, injury or death could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We will owe money to AmTrust if our insurance reserves for certain policies increase.    Our former insurance subsidiaries were subject to the rules and regulations promulgated by various regulatory agencies, including, but not limited to, the California Department of Insurance and the Commonwealth of Bermuda. Historically, our established policy was to record insurance reserves based on estimates made by management and validated by third party actuaries to ensure such estimates were within acceptable ranges. Actuarial estimates were based on detailed analyses of health care cost trends, claims history, demographics, industry trends and federal and state law. As a result, the amount of reserve and related expense has been significantly affected by the outcome of these studies. In addition, our former Insurance segment has in the past experienced significant volatility in its reserves based on actuarial estimates, including volatility resulting from its relatively small size and concentration of business in the California workers’ compensation marketplace.

Significant and adverse changes in the experience of claims settlement and other underlying assumptions have negatively impacted our operating results. For example, in fiscal 2013, we increased reserves in our former Insurance segment by $9.1 million due to a combination of adverse development and case reserving practices and related accounting within the insurance subsidiaries that deviated from the established policy of setting case reserves at the best estimate of ultimate cost. Thereafter, in fiscal 2014, we further increased the workers’ compensation reserves in our former Insurance segment by an additional $10.0 million. See Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information.

Under the terms of the Stock Purchase Agreement with AmTrust, if during the five-year period following the Closing Date of the sale of the Insurance segment, the insurance reserves in respect of any accident arising prior to the closing and covered by an insurance policy written by an insurance subsidiary prior to January 1, 2015 increase as a result of adverse development, we must pay AmTrust for the amount of the increase, up to $1 million in the aggregate and offset up to $2 million from future Earn-Out Payments (as defined in the Stock Purchase Agreement) due to us under the Stock Purchase Agreement. See Item 1.01, “Entry into a Material Definitive Agreement,” including Exhibit 99.1, “Stock Purchase Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of April 16, 2015” thereto, of our Current Report on Form 8-K, filed on April 22, 2015, and Item 2.01, “Completion of Acquisition or Disposition of Assets,” including Exhibit 99.2, “Master Services Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of October 7, 2015” thereto, of our Current Report on Form 8-K, filed on October 14, 2015, for additional information.

We may not have adequate financial resources to fund our operations.    We rely primarily upon cash flow from our operations and Member investments to fund our operating activities. In the event that these sources of cash are not sufficient to meet our requirements, additional sources of cash are expected to be obtained from our credit facilities to fund our daily operating activities. Our credit agreement, which matures on June 28, 2018, requires compliance with various covenants. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee we will remain in compliance in future periods.

As of October 3, 2015, we believe we have sufficient cash flow from operations and availability under the credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018. However, if access to operating cash or to the credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    Our non-union employees participate in a Company sponsored defined benefit pension plan and

Company sponsored postretirement benefit plans. Certain eligible union employees participate in a separate plan providing payouts for unused sick leave. Our officers also participate in a Company sponsored Executive Salary Protection Plan III (“ESPPIII”), which provides additional post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible and lump-sum payouts for unused sick days covering certain eligible union employees. Liabilities for the ESPPIII and postretirement plans are not funded. We account for these benefit plans in accordance with ASC Topic 715, “Compensation—Retirement Benefits” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits,” which require us to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used. See Notes 13 and 14 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

The credit and liquidity crisis in the United States and throughout the global financial system in 2008-2009 triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in the fair value of plan assets during fiscal 2008. The value of the plan’s investment portfolio increased during fiscal 2009 and 2010, declined in fiscal 2011, increased in fiscal 2012, 2013 and 2014 and declined in fiscal 2015. Management has determined these declines to be temporary in nature. The values of the plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

A strike or work stoppage by employees could disrupt our business and/or we could face increased operating costs from higher wages or benefits we must pay our employees.    Approximately 60% of our employees are covered by collective bargaining agreements, which have various expiration dates ranging from 2016 through 2020. If we are unable to negotiate acceptable contracts with labor unions representing our unionized employees, we may be subject to a strike or work stoppage that disrupts our business and/or increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Any such outcome could have a material adverse effect on our operations and financial results.

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

Each method used to meet the Class B Share Requirement has its own tax consequences.    Class B Shares required to be held by a new Member may be purchased directly at the time of admission as a Member or may be acquired over the five consecutive fiscal years commencing with the first year after admission as a Member at the rate of 20% per year. In addition, certain Members, including former shareholders of United Grocers, Inc. or

Associated Grocers, Incorporated, may satisfy their Class B Share Requirement only with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions. Each of these purchase alternatives may have tax consequences which are different from those applicable to other purchase alternatives. Members and prospective Members are urged to consult their tax advisers with respect to the application of U.S. federal income, state or local tax rules to the purchase method selected.

Members’ Class A, Class B and Class E Shares are subject to risk of loss.    Class A and Class B Shares are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or tendered for redemption. Class E Shares become eligible for repurchase at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for repurchase between the end of fiscal 2013 and the end of fiscal 2018. There is no assurance that our financial condition will enable us to, or our Board will determine to, redeem or repurchase Class A, Class B or Class E Shares at such time they become eligible for redemption or repurchase, or ever. During fiscal 2016, it is unlikely that the Company will redeem any Class B Shares that had been tendered for redemption as of the close of fiscal 2015. Accordingly, Members may lose all or a portion of their investment in the Class A, Class B or Class E Shares. See “The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.”

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

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

Our corporate offices, warehouses and manufacturing facilities as of October 3, 2015 are as follows:

	Approximate Square Footage
Description	Owned	Leased
Corporate offices(1)	73,567	287,789
Dry warehouses	2,165,123	980,989
Refrigerated warehouses	744,336	338,327
Manufacturing facilities	181,206	—

(1)	Includes corporate offices for both our Wholesale Distribution and Insurance segments.

These properties are located in California, Oregon and Washington. We consider our corporate offices, warehouses and manufacturing properties to be generally in good condition, well maintained, suitable, and adequate to carry on our business as presently conducted. Certain of our real and personal property is pledged as collateral to secure our credit agreement with Wells Fargo Bank, National Association, and the other lenders who are party to the existing Amended and Restated Credit Agreement dated as of June 28, 2013, as amended on December 18, 2014 by a second amendment. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

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

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our Class A, Class B, Class C or Class E Shares. As of April 30, 2016, our Class A Shares (122,500 shares outstanding) were held of record by 350 shareholders, Class B Shares (410,537 shares outstanding) were held of record by 516 shareholders, Class C Shares were held of record, one share each, by 15 directors of Unified, and our Class E Shares (120,768 shares outstanding) were held of record by 660 shareholders.

The Company has previously reported its purchases of its capital shares in periods up to and including the third quarter of fiscal 2014 in previously filed Forms 10-Q and 10-K. The table below summarizes the Company’s purchases of its capital shares in each quarter from the fourth quarter of fiscal 2014 through the fourth quarter of fiscal 2015 as follows:

Company Purchases of Capital Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share
June 29, 2014 – September 27, 2014 (Class A shares)	2,450	$279.50
September 28, 2014 – December 27, 2014	—	—
December 28, 2014 – March 28, 2015 (Class A Shares)	3,500	$279.50
March 29, 2015 – June 27, 2015 (Class A Shares)	1,050	$279.50
June 28, 2015 – October 3, 2015 (Class A Shares)	2,450	$279.50
June 28, 2015 – October 3, 2015 (Class B Shares)	2,985	$292.19
June 28, 2015 – October 3, 2015 (Class E Shares)	2,809	$100.00

Total	15,244	$248.91

The redemption or repurchase of Class A, Class B or Class E Shares is solely at the discretion of the Board. Our revolving credit agreement imposes financial conditions on us redeeming or repurchasing any of our Class A Shares, Class B Shares and Class E Shares, and prohibits distributions to shareholders and any redemption or repurchase of shares when an event of default (as defined in our credit agreement) has occurred and is continuing.

Dividends

Cash dividends are not generally paid by us, and we currently do not intend to pay cash dividends in the foreseeable future, as we intend to retain any earnings for use in our business. No cash dividends were paid during fiscal 2015, 2014 and 2013. Our revolving credit agreement imposes financial conditions on our paying cash dividends on Class E Shares (other cash dividends being generally prohibited). The payment of dividends is within the sole discretion of our Board of Directors, and will depend upon, among other things, financial condition, capital requirements, and general business conditions. See Note 12, “Capital Shares” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

Performance Graph

The following graph sets forth the five-year cumulative total shareholder return on our shares as compared to the cumulative total shareholder return for the same period of our Peer Group and the S&P 500 Index. Our Peer Group consists of SpartanNash Company, United Natural Foods, Inc. (“UNFI”) and Supervalu, Inc. We added UNFI as a replacement for Nash Finch Company, which merged with Spartan Stores in November, 2013. The merged company, SpartanNash Company, remains in the Peer Group. These companies were selected on the basis that the companies, although unlike Unified in that they are not structured as cooperative organizations, have certain operational characteristics that are similar to Unified. For example, each of the companies is a full-line distributor of grocery products. While all shares of the companies included in the Peer Group are publicly traded, our shares are privately held. We exchange our Class A and Class B Shares with our Members at the Exchange Value Per Share (see Part I, Item 1, “Business—Capital Shares”). The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings excluding non-allocated retained earnings.

The graphical presentation of the cumulative total return of the companies included in the Peer Group reflects the incremental change in book value of the shares of those companies. The book value of the members of the Peer Group have been computed based on total equity, less other accumulated comprehensive income, divided by the number of outstanding shares for the years 2011 through 2015.

The comparison assumes $100 was invested on October 1, 2010 in the shares of the Company, the shares of the Peer Group and in the foregoing index through October 3, 2015. The historical cost performance on the following graph is not necessarily indicative of future cost performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Comparison of Five Year* Cumulative Total Return

Among Unified Grocers, Inc., S&P 500 Index and Peer Group

*	Fiscal years ended October 1, 2011, September 29, 2012, September 28, 2013, September 27, 2014 and October 3, 2015.

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended October 3, 2015, September 27, 2014, September 28, 2013, September 29, 2012 and October 1, 2011. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto (see Part II, Item 8, “Financial Statements and Supplementary Data”) and the information contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

(dollars in thousands, except Exchange Value Per Share)
Fiscal Year Ended†(a)	October 3, 2015 (53 Weeks)	September 27, 2014 (52 Weeks)(d)(e)	September 28, 2013 (52 Weeks)(d)	September 29, 2012 (52 Weeks)(d)	October 1, 2011 (52 Weeks)
Net sales(c)	$4,027,620	$3,753,560	$3,672,459	$3,742,245	$3,799,229
Operating income	1,816	21,675	12,206	21,654	37,433
(Loss) earnings before patronage dividends and income taxes	(11,362)	10,478	(10,370)	9,109	25,091
Patronage dividends	7,234	9,395	9,609	10,787	12,431
Net loss (earnings) from continuing operations	(14,645)	(425)	(12,484)	(285)	7,387
Net (loss) earnings from discontinued operations	(6,874)	(4,981)	(5,160)	2,238	—
Net (loss) earnings	(21,519)	(5,406)	(17,644)	1,953	7,387
Total assets	964,325	928,217	916,606	923,208	923,678
Long-term notes payable	261,585	231,029	231,531	196,484	226,162
Exchange Value Per Share(b)	218.27	267.69	279.50	316.11	312.31

†	Our fiscal year ends on the Saturday nearest September 30.

(a)	The following items are not included within Selected Financial Data because they are not applicable to our operations: income from continuing operations per common share, redeemable preferred stock (within long-term obligations), and cash dividends per common share.

(b)	We exchange our Class A and Class B Shares with our Members at the Exchange Value Per Share (see Part I, Item 1, “Business—Capital Shares”). The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings, excluding non-allocated retained earnings.

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

The Board each year may increase or decrease the amount of non-allocated retained earnings that are excluded from the Exchange Value Per Share. The Board set aside non-allocated retained earnings for fiscal 2010, in the amount of $3.7 million, increased the amount to $6.9 million for fiscal 2011 and held the amount constant at $6.9 million for fiscal 2012, 2013, 2014 and 2015. As a result, the Exchange Value Per Share was approximately $13, $14, $14, $15 and $16 lower for fiscal 2011, 2012, 2013, 2014 and 2015, respectively, than it would have been had the non-allocated retained earnings been allocated to our share price.

(c)	Certain transactions involving vendor direct arrangements are presented on a net basis within net sales to conform to ASC 605-45-45. We have included a reconciliation of “Net sales” to “Gross billings” in the following table. Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. Financial measures used by us may differ from similar measures used by other companies, even when similar terms are used to identify such measures. “Gross billings” is a metric used by management and believed to be useful to investors to assess our operating performance from the perspective of total sales reach to customers.

Fiscal Year Ended	October 3, 2015	September 27, 2014(d)	September 28, 2013(d)	September 29, 2012(d)	October 1, 2011
Net sales	$4,027,620	$3,753,560	$3,672,459	$3,742,245	$3,799,229
Add: Gross billings through vendor direct arrangements	117,021	112,406	51,142	35,075	48,546

Gross billings	$4,144,641	$3,865,966	$3,723,601	$3,777,320	$3,847,775

Based on the foregoing information, gross billings increased 7.2% for the year ended October 3, 2015 compared to the year ended September 27, 2014, while net sales increased 7.3% for the same periods.

(d)	Amounts for the fiscal years ending September 27, 2014, September 28, 2013 and September 29, 2012 have been re-cast to reflect the presentation of our held-for-sale discontinued operations of our former Insurance segment on a comparable basis to the fiscal year ended October 3, 2015.

(e)	As discussed in the Explanatory Note to this Form 10-K, the financial statements presented for the fiscal year ended September 27, 2014 within this filing include an error correction on a pre-tax and an after tax basis of approximately $2.0 million and $1.9 million, respectively, of cumulative additional expense for insurance reserves applicable to prior fiscal periods. Management has determined that the quantitative effect and qualitative nature of the errors do not require restatement and re-issuance of previously issued financial statements. The correction is reflected in the discontinued operations of Springfield Insurance Company (one of the Company’s former insurance subsidiaries). As disclosed in Note 3, “Assets Held for Sale/Discontinued Operations,” in Part II, Item 8, “Financial Statements and Supplementary Data,” the Company’s Insurance segment was sold on October 7, 2015 and is no longer part of the Company’s continuing operations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for further information about the error corrections contained within the financial statements presented.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As discussed in the Explanatory Note to this Form 10-K, as well as in Note 2 to our audited consolidated financial statements, which accompany the financial statements in Item 8 of this report, as a result of the Audit Committee Investigation, management concluded that errors related to the accounting for insurance reserves existed in the historical financial statements. Management has determined that the quantitative effect and qualitative nature of the errors do not require restatement and re-issuance of previously issued financial statements.

Company Overview

About the Company

Unified, a California corporation organized in 1922 and incorporated in 1925, is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty, restaurant supply and convenience store operators primarily located in the western United States and the Pacific Rim. Our customers include our Members and Non-Members and range in size from single store operators to regional supermarket chains.

We sell a wide variety of products typically found in supermarkets, as well as a variety of specialty products. We also provide support services to our customers, including financing, merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services. Support services constitute less than 1% of total net sales. We report all product sales and support services (other than financing) under Wholesale Distribution. Finance activities are reported as All Other. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions: Southern California, Northern California and the Pacific Northwest.

Recent Developments

Audit Committee Investigation. In September 2014, the Audit Committee of the Company’s Board of Directors announced that it was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries and related matters (the “Audit Committee Investigation”). We incurred approximately $5.5 million in expenses through the fiscal year ended October 3, 2015 in connection with the Audit Committee Investigation. Approximately $0.7 million of these expenses were included in our loss on sale of our discontinued operations as further discussed below. For additional information on the Audit Committee Investigation, see Part I, “Explanatory Note,” Part I, Item 1, “Business—Audit Committee Investigation” and Part II, Item 9A, “Controls and Procedures.”

Haggen. In December 2014, Haggen, a Member, entered into an agreement to acquire 146 stores divested in the merger of Albertson’s LLC and Safeway, Inc. At that time, we entered into an agreement (the “Supply Agreement”) with Haggen to be its primary supplier in California, Arizona and Nevada (the “Pacific Southwest” stores) and a substantial supplier in Washington and Oregon. In addition, we agreed to provide Haggen with certain business services. As the new Haggen stores were converted, our weekly product shipments to Haggen reached approximately $11 million at their peak at the end of June 2015.

In September 2015, Haggen filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to Haggen’s bankruptcy filing, we terminated our product supply agreement with Haggen and had already begun reducing our potential exposure including, but not limited to, arranging for payment in advance for product supplied to Haggen and reducing the amount of inventory we were carrying specifically for Haggen. In October 2015, we entered into a trade agreement (the “Trade Agreement”) with Haggen under which we continued to supply product to Haggen as a critical vendor during Haggen’s Chapter 11 case. Pursuant to the Trade Agreement, Haggen paid a substantial portion of our prepetition receivable in exchange for certain shipping terms from Unified. Haggen also agreed to stipulate to an allowed administrative expense priority claim under section 503(b)(9) of the Bankruptcy Code for the balance of our prepetition claim for goods shipped to Haggen. We also filed a proof of claim against Haggen for breach of contract damages related to the termination of the Supply Agreement and various ancillary agreements. Such claim would be treated as a general unsecured claim in the Haggen chapter 11 cases. Haggen has not yet filed a chapter 11 plan and projected recoveries on general unsecured claims are not yet determined in Haggen’s case.

Effective November 21, 2015, we ceased supplying product to Haggen’s Pacific Southwest stores. Accordingly, we do not expect the sales to Haggen to continue at the levels generated during the last half of fiscal 2015 or during the first quarter of fiscal 2016. Sales to Haggen’s Pacific Southwest stores were approximately $9.6 million for the first quarter of fiscal 2016. Pursuant to the Trade Agreement, we continued to supply Haggen’s Washington and Oregon stores with product during Haggen’s bankruptcy case.

Raley’s. In February 2015, we entered into an agreement with Raley’s Supermarkets (“Raley’s”) under which we subleased its existing Stockton, California facility for five years. We currently operate that facility to distribute general merchandise and health and beauty products to Raley’s under a five-year supply agreement. This facility also services our other customers, and has created the opportunity for Unified to consolidate and distribute all general merchandise and health and beauty care products from a single location.

Sale of Insurance Segment. In July 2014, our management and Board made a strategic determination to focus the Company’s efforts on our core grocery business operations in order to better serve Unified’s Members and customers. In conjunction with this decision, our management and Board determined that our insurance operations represented a significant non-core portion of our business, and accordingly began discussions with a previously unsolicited potential buyer to sell our Insurance segment. On October 7, 2015 (the “Closing Date”), we completed the sale, at a discount to Tangible Book Value (“TBV”) (as defined in the Stock Purchase Agreement discussed below), of all of the outstanding shares of our wholly owned subsidiary, Unified Grocers Insurance Services (“UGIS”), to AmTrust Financial Services, Inc. (“AmTrust”) pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and AmTrust dated as of April 16, 2015. At the Closing Date, UGIS owned all of the outstanding shares of the capital stock of Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda). We refer to UGIS, Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda) collectively as the “Acquired Companies.”

We received $26.2 million in cash proceeds for the Acquired Companies, representing an agreed-upon discount to the estimated TBV, which was calculated as defined in the Stock Purchase Agreement. In May 2016, AmTrust delivered to us a final closing statement, including its calculation of the TBV as of the Closing Date. The final purchase price was adjusted to reflect an increase in the purchase price of $0.4 million between the estimated TBV as of the Closing Date and the actual TBV as of the Closing Date.

We incurred a net loss of $6.9 million in conjunction with the sale of the Acquired Companies at the Closing Date, including a net operating loss from discontinued operations of $3.7 million and a $1.3 million impairment on our investment in the Acquired Companies, in addition to $1.9 million of charges related to the sale, primarily comprised of costs incurred by us directly attributable to the Audit Committee Investigation and to the preparation and consummation of the sale of the Acquired Companies to AmTrust. Our historical financial statements have been revised to present the operating results of the Acquired Companies as discontinued operations. See Note 3, “Assets Held For Sale/Discontinued Operations” in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information. Our estimated net loss on sale resulted in a reduction of approximately $16 per share to our Exchange Value Per Share. See Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities” and Part II, Item 6, “Selected Financial Data” for additional information on the calculation of the Exchange Value Per Share.

Market Centre. In fiscal 2015, our Market Centre subsidiary was dissolved as a legal entity and ceased operating as a wholly-owned subsidiary of the Company. Market Centre now conducts business as a separate division within our Wholesale Distribution segment. Additionally, beginning in fiscal 2015, earnings from sales of food products such as Hispanic, other ethnic, gourmet, natural, organic and other specialty foods sold to Members through our Market Centre division are included in patronage earnings and may be eligible for patronage distributions. Earnings from sales to Non-Member customers are retained by the Company.

Dairy Divisions. In July 2016, we will cease operating our Southern California Dairy Division manufacturing facility, but will continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Alta-Dena Certified Dairy, LLC, a wholly-owned subsidiary of Dean Foods Company (“Dean Foods Company”). Coincident with this change, we will no longer pay patronage dividends on products supplied by Dean Foods Company. In conjunction with the changes to the Southern California Dairy Division, the Pacific Northwest Dairy Division will no longer pay patronage dividends on sales of dairy products beginning in June 2016.

Addition of New Supplier for Private Label Products. As discussed in “Business—Products—Corporate Brands,” we currently sell products under premium and value-oriented corporate brands. In February 2016, we joined Topco as a member. Topco is a privately held company that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies. Commencing in the fourth quarter of fiscal 2016, we will begin transitioning to Topco as our primary supplier for our Springfield premium brand and our value-oriented Special Value products. In addition, Topco will serve as our sole-source supplier for general merchandise and health and beauty care products under its TopCare label.

Early Extinguishment of Debt. As discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Credit Facilities” and “—Outstanding Debt and Other Financing Arrangements,” for the year ended October 3, 2015, we refinanced our revolving credit facility and also prepaid our senior secured notes. We recorded a loss on early extinguishment of debt in connection with the prepayment of our higher senior secured notes. This refinancing will position us for lower future interest payments.

Impact of Economic and Competitive Environment. We were impacted by the weak economic environment that continues to persist in some of our operating markets during fiscal 2016, including price volatility associated with the costs of certain commodities, ingredients used in our manufactured products, and packaged goods purchased from suppliers. See Part I, Item 1, “Business—Industry Overview and the Company’s Operating Environment—Economic Factors,” for a discussion of how we are impacted by changes in overall economic conditions. We were also impacted by the continued highly competitive nature of the grocery industry, including the typically high volume and low profit margins and trends towards both vertical and horizontal integration, an increasing number of competitive format grocery stores that are adding square footage devoted to food and non-food products (including warehouse club stores, supercenters, discount stores and other alternate format stores) and mergers and acquisitions among competing organizations. See Part I, Item 1, “Business—Industry Overview and the Company’s Operating Environment—Competition,” for a discussion of the highly competitive nature of the grocery industry.

Results of Operations

Overview. The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

				Percentage Dollar Increase (Decrease)
Fiscal Year Ended	October 3, 2015	September 27, 2014	September 28, 2013	FY’13 to FY’14	FY’14 to FY’15
Net sales	100.0%	100.0%	100.0%	2.2%	7.3%
Cost of sales	93.0	92.4	92.1	2.5	8.0
Distribution, selling and administrative expenses	7.0	7.0	7.6	(4.4)	6.2

Operating income	0.0	0.6	0.3	77.6	(91.6)
Interest expense	(0.2)	(0.3)	(0.3)	(12.4)	(10.9)
Loss on early extinguishment of debt	(0.1)	—	(0.3)	(100.0)	*
Patronage dividends	(0.2)	(0.3)	(0.3)	(2.2)	(23.0)
Income taxes	0.1	—	0.2	(120.1)	(362.0)
Net loss on discontinued operations	(0.2)	(0.1)	(0.1)	(3.5)	38.0

Net (loss) earnings	(0.6)%	(0.1)%	(0.5)%	(69.4)%	298.1%

*	% change not meaningful

Fiscal 2015 Compared to Fiscal 2014. The following summarizes our results of operations for fiscal year 2015:

•

Net sales increased $274.1 million, or 7.3%, to $4.028 billion for fiscal 2015, as compared to $3.754 billion for fiscal 2014, primarily due to the addition of new customers, the Haggen store conversions, the additional 53rd week of sales in fiscal 2015, the new Raley’s business, and commodity price inflation in perishables during the first half of the fiscal year, which were partially offset by the loss of sales due to store closures by existing customers.

•

Cost of sales increased $277.4 million, or 8.0%, to $3.744 billion for fiscal 2015, as compared to $3.467 billion for fiscal 2014. As a percentage of Wholesale Distribution net sales, cost of sales increased 0.6% to 93.0% in 2015 from 92.4% in 2014, primarily due to a shift in sales mix towards sales to large customers that tend to have reduced margins as a result of their higher purchase volume and a shift in product mix from non-perishable products to perishable products that tend to have reduced margins.

•

Distribution, selling and administrative expenses increased $16.5 million, or 6.2%, to $281.5 million for fiscal 2015, as compared to $265.0 million for fiscal 2014, primarily due to costs related to the new Haggen business and expenses incurred relative to the Audit Committee Investigation, partially offset by general reductions in other expenses.

•

Interest expense decreased $1.2 million to $10.0 million in fiscal 2015, as compared to $11.2 million in fiscal 2014, primarily due to a decrease in our effective borrowing rate on our revolving line of credit and the replacement of our remaining senior secured notes with variable rate term debt, partially offset by higher outstanding debt used to fund debt extinguishment costs and increases in net working capital in support of our growth.

•

Our consolidated operating income decreased $19.9 million to $1.8 million in fiscal 2015, as compared to $21.7 million in fiscal 2014, primarily due to the reduction in margins and the increase in operating expenses.

•	Our net loss from continuing operations for fiscal 2015 was $14.6 million, as compared to a net loss from continuing operations of $0.4 million for fiscal 2014, an increase of $14.2 million.

•

We incurred a net loss of $6.9 million from discontinued operations in fiscal 2015, comprised of the net operating loss of our former Insurance segment of $3.7 million in addition to a loss on the sale of the Insurance segment of $3.2 million, which includes $1.9 million of costs primarily related to the Audit Committee Investigation and to the preparation and consummation of the sale of the Insurance segment.

•

Patronage dividends for fiscal 2015 were $7.2 million, as compared to $9.4 million in fiscal 2014, a decrease of 23.0%. Patronage dividends for fiscal 2015 and 2014 consisted of, respectively, patronage earnings of $6.4 million and $8.5 million in the Southern California Dairy Division and $0.8 million and $0.9 million in the Pacific Northwest Dairy Division, and a $14.8 million loss and a $4.7 million loss in the Cooperative Division. In July 2016, we will cease operating our Southern California Dairy Division manufacturing facility but will continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company. Coincident with this change, we will no longer pay patronage dividends on sales of products from both the Southern California Dairy Division and Pacific Northwest Dairy Division.

Fiscal 2014 Compared to Fiscal 2013. The following summarizes our results of operations for fiscal year 2014:

•

Net sales increased $81.1 million, or 2.2%, to $3.754 billion for fiscal 2014, as compared to $3.672 billion for fiscal 2013, primarily due to the addition of new customers and commodity price inflation in perishables during the first half of the fiscal year, which were partially offset by the loss of sales due to store closures by existing customers.

•

Cost of sales increased $83.7 million, or 2.5%, to $3.467 billion for fiscal 2014, as compared to $3.383 billion for fiscal 2013. As a percentage of Wholesale Distribution net sales, cost of sales increased 0.2% to 92.4% in 2014 from 92.2 % in 2013, primarily due to a shift in sales mix towards sales to large customers that tend to have reduced margins as a result of their higher purchase volume and a shift in product mix from non-perishable products to perishable products that tend to have reduced margins.

•

Distribution, selling and administrative expenses decreased $12.1 million, or 4.4%, to $265.0 million for fiscal 2014, as compared to $277.1 million for fiscal 2013, primarily due to a decline in employee pension and postretirement benefit expenses and decreased consulting expense, partially offset by an increase in lease reserves and equipment disposal expense related to facilities and equipment.

•

Interest expense decreased $1.5 million to $11.3 million in fiscal 2014, as compared to $12.8 million in fiscal 2013, primarily due to a decrease in our effective borrowing rate on our revolving line of credit and the replacement of a portion of our senior secured notes with variable rate term debt, partially offset by higher outstanding debt used to fund debt extinguishment costs and increases in net working capital in support of our growth.

•	Our consolidated operating income increased $9.5 million to $21.7 million in fiscal 2014, as compared to $12.2 million in fiscal 2013, primarily due to the decrease in operating expenses.

•	Our net loss from continuing operations for fiscal 2014 was $0.4 million, as compared to a net loss from continuing operations of $12.5 million for fiscal 2013, a decrease of $12.1 million.

•	We incurred a net loss of $5.0 million from discontinued operations in fiscal 2014, which was comprised of the net operating loss of our former Insurance segment.

•

Patronage dividends for fiscal 2014 were $9.4 million, as compared to $9.6 million in fiscal 2013, a decrease of 2.2%. Patronage dividends for fiscal 2014 and 2013 consisted of, respectively, patronage earnings of $8.5 million and $8.6 million in the Southern California Dairy Division and $0.9 million and $1.0 million in the Pacific Northwest Dairy Division, and a $4.7 million loss and an $11.3 million loss in the Cooperative Division.

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” provides an annual comparison for the previously unreported consolidated financial statements for the years ended October 3, 2015 and September 27, 2014. In addition, an annual comparison of the previously unreported consolidated financial statements for the year ended September 27, 2014 and the previously reported consolidated financial statements for the year ended September 28, 2013 is presented. Each of these years has been re-cast to give effect to our held-for-sale discontinued Insurance operations. For additional information and a detailed discussion of the held-for-sale discontinued operations, see Note 3, “Assets Held For Sale/Discontinued Operations” to the Notes to Consolidated Financial Statements included in this Annual Report under the caption Item 8, “Financial Statements and Supplementary Data.”

The accompanying “Management’s Discussion and Analysis of Financial Condition and Results of Operations” also presents the previously unreported consolidated condensed financial statements for the quarterly and year to date periods ended December 27, 2014, March 28, 2015 and June 27, 2015 and the quarterly period ended October 3, 2015. Each of these quarters, and the quarterly and year to date comparable periods for the prior year, has been re-cast to give effect to our held-for-sale discontinued Insurance operations. For additional information and presentation of our re-cast quarterly consolidated condensed financial statements, see Note 22, “Quarterly Financial Information (Unaudited)” to the Notes to Consolidated Financial Statements included in this Annual Report under the caption Item 8, “Financial Statements and Supplementary Data.”

Continuing Operations

Fiscal Year Ended October 3, 2015 (“2015 Period”) Compared to Fiscal Year Ended September 27, 2014 (“2014 Period”)

The following tables summarize the performance of each business segment for the 2015 and 2014 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2015	2014	Difference
Gross billings[1]	$4,143,540	$3,865,071	$278,469
Less: Gross billings through vendor direct arrangements	(117,021)	(112,406)	(4,615)
Inter-segment eliminations	—	—	—

Net sales	4,026,519	3,752,665	273,854
Cost of sales	3,744,335	3,466,897	277,438
Distribution, selling and administrative expenses	280,829	264,103	16,726

Operating income	$1,355	$21,665	$(20,310)

All Other

(dollars in thousands)
	2015	2014	Difference
Gross sales	$1,544	$1,119	$425
Inter-segment eliminations	(443)	(224)	(219)

Net sales	1,101	895	206
Selling and administrative expenses	640	885	(245)

Operating income	$461	$10	$451

[1]

We present sales and cost of sales related to certain transactions involving vendor direct arrangements on a net basis to conform to ASC 605-45-45. Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. Gross billings through vendor direct arrangements increased as a percentage of our total gross billings due to our produce business with independent retail customers in the Pacific Northwest having shifted in July 2013 from direct sales by Unified to sales through vendor direct arrangements. Our consolidated “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, were $4.145 billion for the 2015 Period as compared to $3.866 billion in the 2014 Period, an increase of $278.7 million, or 7.2%. By comparison, consolidated net sales (which do not include gross billings through vendor direct arrangements) increased 7.3% for the same periods. See Footnote (c) to the table in Item 6, “Selected Financial Data” for further discussion regarding this financial metric and its reconciliation to net sales.

Net sales.    Consolidated net sales increased $274.1 million, or 7.3%, to $4.028 billion in the 2015 Period compared to $3.754 billion for the 2014 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings increased $278.5 million, or 7.2%, to $4.144 billion in the 2015 Period compared to $3.865 billion for the 2014 Period. The table below illustrates the key changes in gross billings from the 2014 Period to the 2015 Period:

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
New customers	$23.9
Increase in gross billings to continuing customers	202.8
Increase in gross billings due to 53rd week in fiscal 2015	75.9
Store closures	(24.1)

Change in gross billings	$278.5

We increased gross billings through the addition of new customers and higher sales to continuing customers (including the new Haggen store conversions and Raley’s business), due in part to commodity price inflation in perishables during the first half of our fiscal year, and the additional week of sales in the 2015 Period compared to the 2014 Period, which were partially offset by the loss of sales due to store closures of existing customers. Our customer base continues to be impacted by consumers who are highly price sensitive, seek lower-cost alternatives in their grocery purchases, and have shown a willingness to shop at multiple stores for grocery products, including discounters and other non-traditional format stores. This trend continues to have an adverse impact on gross billings as well as pressuring profit margins.

•	All Other: Net sales increased $0.2 million to $1.1 million in the 2015 Period compared to $0.9 million for the 2014 Period.

Cost of sales.    Consolidated cost of sales increased $277.4 million to $3.744 billion for the 2015 Period compared to $3.467 billion for the 2014 Period and comprised 93.0% and 92.4% of consolidated net sales for the 2015 and 2014 Periods, respectively. Factors impacting cost of sales were as follows:

•

Wholesale Distribution Segment:    Cost of sales increased by $277.4 million to $3.744 billion in the 2015 Period compared to $3.467 billion in the 2014 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 93.0% and 92.4% for the 2015 and 2014 Periods, respectively.

•

The change in customer sales mix and change in product mix between perishable and non-perishable products resulted in a 0.6% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2015 Period compared to the 2014 Period.

•	Vendor related activity resulted in no change in cost of sales as a percent of Wholesale Distribution net sales in the 2015 Period compared to the 2014 Period.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses increased $16.5 million to $281.5 million for the 2015 Period compared to $265.0 million for the 2014 Period and comprised 7.0% of consolidated net sales for each of the 2015 and 2014 Periods. Factors impacting distribution, selling and administrative expenses were as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $16.7 million to $280.8 million in the 2015 Period compared to $264.1 million in the 2014 Period. These expenses comprised 7.0% of Wholesale Distribution net sales for each of the 2015 and 2014 Periods. The increase in expenses was primarily due to expenses related to the new Haggen store conversions and the new Raley’s business. We incurred additional costs in preparing to support this new business in our first three fiscal quarters as the store conversion process was completed. These costs included reconfiguring our facilities to accommodate increased itemization, as well as increased staffing and outside storage expenses. We also incurred additional costs in our fourth quarter to adjust our facilities and personnel as Haggen began to exit the acquired stores. In addition, we incurred $4.2 million of expenses associated with the investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries. See Part I, “Business—Audit Committee Investigation,” for additional information. These increased costs were partially offset by lower pension and postretirement benefit expenses and general improvement in other operating expenses.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.6 million for the 2015 Period compared to $0.9 million for the 2014 Period.

Interest.    Interest expense decreased $1.2 million to $10.0 million in the 2015 Period compared to $11.2 million in the 2014 Period and comprised 0.2% and 0.3% of consolidated net sales for the 2015 and 2014 Periods, respectively. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.8 million to $9.6 million in the 2015 Period compared to $10.4 million in the 2014 Period.

•

Interest Rates:    Interest expense decreased $1.9 million from the 2014 Period as a result of lower borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company (“GCC”), the term loan and senior secured notes, was 3.1% and 3.7% for the 2015 and 2014 Periods, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the debt refinancing in December 2014, which replaced the remaining senior secured notes with variable rate term debt.

•

Weighted Average Borrowings:    Interest expense increased $1.1 million in the 2015 Period from the 2014 Period as a result of higher outstanding debt. Weighted average borrowings increased by $29.8 million primarily due to amounts used to fund debt extinguishment costs and increases in net working capital in support of our growth during the 2015 Period.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2015 Period would have resulted in a $0.7 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $0.4 and $0.8 million in the 2015 and 2014 Periods, respectively.

Loss on early extinguishment of debt.    As discussed in “Credit Facilities” and “Outstanding Debt and Other Financing Arrangements,” for the year ended October 3, 2015, we incurred a Make-Whole Amount of $3.0 million in conjunction with the prepayment of $48.5 million of our senior secured notes pursuant to our Amended and Restated Note Purchase Agreement dated as of January 3, 2006, as amended, with the then-current noteholders and John Hancock Life Insurance Company (U.S.A.), acting in its capacity as collateral agent for the then-current noteholders. As a result of the prepayment of the senior secured notes, we recorded a loss on early debt extinguishment of $3.2 million during the first quarter of fiscal year 2015. This amount is comprised of the $3.0 million Make-Whole Amount plus the write-off of unamortized fees associated with the prepayment of the senior secured notes of $0.2 million.

Patronage dividends.    Patronage dividends for the 2015 Period were $7.2 million, compared to $9.4 million in the 2014 Period, a decrease of 23.4%. Patronage dividends for the 2015 and 2014 Periods consisted of patronage earnings from the Southern California Dairy Division and the Pacific Northwest Dairy Division. For the 2015 and 2014 Periods, respectively, we had patronage earnings of $6.4 million and $8.5 million in the Southern California Dairy Division, $0.8 million and $0.9 million in the Pacific Northwest Dairy Division, and a $14.8 million loss for the 2015 Period compared to a $4.7 million loss for the 2014 Period in the Cooperative Division. The loss in the Cooperative Division increased in the 2015 Period due to reduced margins in both the perishable and non-perishable product lines as we continued to experience a shift in sales mix towards sales to large customers that tend to have reduced margins resulting from their higher purchase volume. In addition, we incurred higher operating expenses to accommodate the additional business from Haggen and Raley’s (including additional costs in our fourth quarter to adjust our facilities and personnel as Haggen began to exit the acquired stores), as well as additional expenses associated with the Audit Committee Investigation and non-recurring expenses in the 2015 Period related to early debt extinguishment.

Income taxes.    Income taxes reflected a combined $4.0 million benefit for the 2015 Period compared to a $1.5 million provision for the 2014 Period. Our effective income tax rate was 21.2% for the 2015 Period compared to 139.2% for the 2014 Period. The lower than statutory rate for the 2015 Period was due to the recording of a valuation allowance which reduced the overall deferred tax assets and partially offset the tax benefit for the 2015 Period. The higher than statutory rate for the 2014 period was due to recording a valuation allowance to reduce state credits and the overall deferred tax assets which increased the provision for the 2014 Period. The Company recorded valuation allowances to reduce its deferred tax assets to a level that can be sustained by future carryback claims and tax planning.

Other Comprehensive (Loss) Earnings, Net of Income Taxes (“OCI”).    Our OCI net loss was $38.2 million in the 2015 Period compared to a net loss of $21.8 million in the 2014 Period (see Note 19 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”). OCI is excluded from the calculation of Exchange Value Per Share (see Note 12 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”).

•

Unrealized Net Holding (Loss) Gain on Investments:    Our investments were primarily comprised of mutual funds supporting our Executive Salary Protection Plan III and Deferred Compensation Plan II benefit plans. We experienced an unrealized loss of $0.7 million in the 2015 Period compared to an unrealized loss of $0.4 million in the 2014 Period.

•

Defined Benefit Pension Plans and Other Postretirement Benefit Plans:    This component of OCI primarily represents the non-cash amount to record the ultimate future liability for pension obligations net of the value of our pension fund assets pursuant to ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans—General.” We experienced a $24.1 million loss in the 2015 Period compared to a $15.2 million loss in the 2014 Period, due primarily to changes in demographic experience, including assumption changes, and investment returns on plan assets that were lower than assumed. For the fiscal year end 2015 valuation, we changed our mortality assumption subsequent to the release of two mortality reports issued by the Society of Actuaries’ Retirement Plans Experience Committee. These factors caused our funded position to deteriorate. Partially offsetting these factors was an increase in interest rates used to discount the liabilities for pension and other postretirement benefits. In addition, $13.4 million and $6.2 million, respectively, of our 2015 Period and 2014 Period tax valuation allowances associated with our defined benefit pension plans and other postretirement benefit plans as well as certain other deferred tax assets has been allocated to other comprehensive income as prescribed by ASC 740, “Income Taxes.” See Note 10 “Income Taxes”, Note 13 “Benefit Plans” and Note 14 “Postretirement Benefit Plans Other Than Pensions” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for more information.

Fiscal Year Ended September 27, 2014 (“2014 Period”) Compared to Fiscal Year Ended September 28, 2013 (“2013 Period”)

The following tables summarize the performance of each business segment for the 2014 and 2013 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2014	2013	Difference
Gross billings	$3,865,071	$3,722,387	$142,684
Less: Gross billings through vendor direct arrangements	(112,406)	(51,142)	(61,264)
Inter-segment eliminations	—	—	—

Net sales	3,752,665	3,671,245	81,420
Cost of sales	3,466,897	3,383,190	83,707
Distribution, selling and administrative expenses	264,103	276,294	(12,191)

Operating income	$21,665	$11,761	$9,904

All Other

(dollars in thousands)
	2014	2013	Difference
Gross sales	$1,119	$1,356	$(237)
Inter-segment eliminations	(224)	(142)	(82)

Net sales	895	1,214	(319)
Selling and administrative expenses	885	769	116

Operating income	$10	$445	$(435)

Net sales.    Consolidated net sales increased $81.1 million, or 2.2%, to $3.754 billion in the 2014 Period compared to $3.672 billion for the 2013 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings increased $142.7 million, or 3.8%, to $3.865 billion in the 2014 Period compared to $3.722 billion for the 2013 Period. The table below illustrates the key changes in gross billings from the 2013 Period to the 2014 Period:

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
New customers	$24.7
Increase in gross billings to continuing customers	198.3
Lost customers (former customers currently serviced by competitors)	(13.6)
Store closures	(66.7)

Change in gross billings	$142.7

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

•	All Other: Net sales decreased $0.3 million to $0.9 million in the 2014 Period compared to $1.2 million for the 2013 Period.

Cost of sales.    Consolidated cost of sales increased $83.7 million to $3.467 billion for the 2014 Period compared to $3.383 billion for the 2013 Period and comprised 92.4% and 92.1% of consolidated net sales for the 2014 and 2013 Periods, respectively. Factors impacting cost of sales were as follows:

•

Wholesale Distribution Segment:    Cost of sales increased by $83.7 million to $3.467 billion in the 2014 Period compared to $3.383 billion in the 2013 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 92.4% and 92.2% for the 2014 and 2013 Periods, respectively.

•

The change in customer sales mix and change in product mix between perishable and non-perishable products resulted in a 0.3% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2014 Period compared to the 2013 Period.

•

Vendor related activity contributed to a 0.1% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2014 Period compared to the 2013 Period. This change was primarily driven by an increase in inventory holding gains (realized upon sale) resulting from vendor price increases partially offset by a change in sales mix towards products with reduced or no vendor promotional funding support.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses decreased $12.1 million to $265.0 million for the 2014 Period compared to $277.1 million for the 2013 Period and comprised 7.1% and 7.5% of consolidated net sales for the 2014 and 2013 Periods, respectively. Factors impacting distribution, selling and administrative expenses were as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses decreased $12.2 million to $264.1 million in the 2014 Period compared to $276.3 million in the 2013 Period. These expenses comprised 7.0% and 7.5% of Wholesale Distribution net sales for the 2014 and 2013 Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Employee Pension and Postretirement Benefits:    During the 2014 Period, we experienced a decline of $8.7 million, or 0.2% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to expense reductions resulting from the amendment of several of our employee benefit plans in fiscal 2013 and the termination of our non-union sick leave postretirement benefit plan in fiscal 2014, as well as an increase in interest rates used to discount our benefit plan liabilities at September 30, 2013. See Note 13 of “Notes to Consolidated Financial Statements” in Part II, Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for additional discussion.

•

Consulting Expense:    During the 2014 Period, we experienced a decline in consulting expense of $1.6 million, or 0.1% as a percent of Wholesale Distribution net sales. This decrease in expense is primarily due to lower consulting services utilized during the period.

•

Lease Reserves and Equipment Disposal Expenses:    During the 2013 Period, we recorded $2.0 million, or 0.1% as a percent of Wholesale Distribution net sales, for lease reserves and equipment disposal costs related to facilities and equipment. There were no comparable reserves recorded or disposal costs incurred during the 2014 Period.

•

General Expenses:    During the 2014 Period, general expenses increased $0.1 million, but decreased 0.1% as a percent of Wholesale Distribution net sales due to the leveraging effect of increased sales. Expenses related to employee incentive plans increased in the current period, but were partially offset by the benefit in the 2014 Period of reduced expenses resulting from a consolidation of warehouses in the 2013 Period, as well as a continued focus on cost reductions in the current period. The 2013 Period had been negatively impacted by the costs of the consolidation.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.9 million for the 2014 Period compared to $0.7 million for the 2013 Period.

Interest.    Interest expense decreased $1.5 million to $11.3 million in the 2014 Period compared to $12.8 million in the 2013 Period and comprised 0.3% of consolidated net sales for both the 2014 and 2013 Periods. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $1.5 million to $10.4 million in the 2014 Period compared to $11.9 million in the 2013 Period.

•

Interest Rates:    Interest expense decreased $3.1 million from the 2013 Period as a result of lower borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company (“GCC”), the term loan and senior secured notes, was 3.7% and 4.8% for the 2014 and 2013 Periods, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the term loan which replaced portions of the senior secured notes.

•

Weighted Average Borrowings:    Interest expense increased by $1.6 million from the 2013 Period as a result of higher outstanding debt. Weighted average borrowings increased by $33.0 million primarily due to amounts used to fund debt extinguishment costs and increased inventory levels in support of our growth during the 2014 Period.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2014 Period would result in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $0.9 million in both the 2014 and 2013 Periods.

Loss on early extinguishment of debt.    As discussed in “Outstanding Debt and Other Financing Arrangements,” for the year ended September 28, 2013, we incurred a Make-Whole Amount of $9.4 million in conjunction with the prepayment of $50 million of Senior Secured Notes held by the Noteholders and John Hancock, acting in its capacity as collateral agent for the Noteholders. As a result of the partial prepayment of the Senior Secured Notes, we recorded a loss on early debt extinguishment of $9.8 million during the third quarter of fiscal year 2013. This amount was comprised of the $9.4 million Make-Whole Amount plus a pro-rata portion (percentage of early debt prepayment to total debt) of (1) the write-off of unamortized fees associated with the prepayment of the Senior Secured Notes ($0.2 million) and (2) new fees of $0.2 million related to amending the note agreement between the Company, the Noteholders and John Hancock.

Patronage dividends.    Patronage dividends for the 2014 Period were $9.4 million, compared to $9.6 million in the 2013 Period, a decrease of 2.2%. Patronage dividends for the 2014 and 2013 Periods consisted of patronage earnings from the Southern California Dairy Division and the Pacific Northwest Dairy Division. For the 2014 and 2013 Periods, respectively, we had patronage earnings of $8.5 million and $8.6 million in the Southern California Dairy Division, $0.9 million and $1.0 million in the Pacific Northwest Dairy Division, and a $4.7 million loss for the 2014 Period compared to an $11.3 million loss for the 2013 Period in the Cooperative Division. Although the 2014 Period had no Cooperative Division patronage earnings, the Cooperative Division experienced improvement in the 2014 Period due to higher net sales, lower employee pension and postretirement benefit expenses and reduced operating expenses, partially offset by a change in sales mix towards perishable products that tend to have lower margins than our other products, as well as non-recurring expenses in the 2013 Period related to early debt extinguishment and transition costs resulting from the consolidation of our Fresno dry warehouse facility into our facilities in Southern and Northern California that also occurred in the 2013 Period.

Income taxes.    Income taxes reflected a $1.5 million provision for the 2014 Period compared to a $7.5 million benefit for the 2013 Period. Our effective income tax rate was 139.2% for the 2014 Period compared to 37.5% for the 2013 Period. The higher than statutory rate for the 2014 Period was due to recording a valuation allowance to reduce state credits and the overall deferred tax assets that can be sustained by future carryback claims and tax planning. The rate for the 2013 Period approximates our statutory rate due to offsetting tax adjustments.

Other Comprehensive (Loss) Earnings, Net of Income Taxes (“OCI”).    Our OCI net loss was $21.8 million in the 2014 Period compared to a net gain of $47.9 million in the 2013 Period (see Note 19 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”). OCI is excluded from the calculation of Exchange Value Per Share (see Note 12 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”).

•

Unrealized Net Holding (Loss) Gain on Investments:    Our investments were primarily made up of bonds in our former Insurance segment portfolio. We experienced an unrealized loss of $0.4 million in the 2014 Period compared to an unrealized loss of $1.1 million in the 2013 Period.

•

Defined Benefit Pension Plans and Other Postretirement Benefit Plans:    This component of OCI primarily represents the non-cash amount to record the ultimate future liability for pension obligations net of the value of our pension fund assets pursuant to ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans—General.” We experienced a $15.2 million loss in the 2014 Period compared to a $49.0 million gain in the 2013 Period, due primarily to a decrease in interest rates used to discount the liabilities for pension and other postretirement benefits. In addition, $6.2 million of our 2014 Period tax valuation allowance associated with our defined benefit pension plans and other postretirement benefit plans has been allocated to other comprehensive income as prescribed by ASC 740, “Income Taxes.” See Note 10 “Income Taxes”, Note 13 “Benefit Plans” and Note 14 “Postretirement Benefit Plans Other Than Pensions” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for more information.

Discontinued Insurance Operations

In July 2014, our management and Board made a strategic determination to focus the Company’s efforts on our core grocery business operations in order to better serve Unified’s Members and customers. In conjunction with this decision, our management and Board determined that our insurance operations represented a significant non-core portion of our business, and accordingly began discussions with a previously unsolicited potential buyer to sell our Insurance segment. Subsequently, we completed the sale of our insurance operations on October 7, 2015. See

Note 3, “Assets Held For Sale/Discontinued Operations” in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

(dollars in thousands)
	2015	2014	Difference
Net sales—premiums earned and investment income	$12,151	$17,178	$(5,027)
Cost of sales (including underwriting expenses)	9,117	18,152	(9,035)
Selling and administrative expenses	6,649	6,831	(182)

Operating loss	$(3,615)	$(7,805)	$4,190

(dollars in thousands)
	2014	2013	Difference
Net sales—premiums earned and investment income	$17,178	$19,105	$(1,927)
Cost of sales (including underwriting expenses)	18,152	19,850	(1,698)
Selling and administrative expenses	6,831	6,987	(156)

Operating loss	$(7,805)	$(7,732)	$(73)

Fiscal Year Ended October 3, 2015 (“2015 Period”) Compared to Fiscal Year Ended September 27, 2014 (“2014 Period”)

Net sales.    Net sales, consisting principally of premium revenues and investment income, decreased $5.0 million to $12.2 million in the 2015 Period compared to $17.2 million in the 2014 Period. The decrease is primarily due to a decrease in workers’ compensation premium revenue, resulting from a decline in workers’ compensation policies written partially offset by an increase in renewal premiums. The decrease in premium revenue was partially offset by an increase in investment income.

Cost of sales (including underwriting expenses).    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $9.0 million to $9.1 million in the 2015 Period compared to $18.1 million in the 2014 Period. This reduction is primarily due to $8.3 million of loss reserve adjustments in the 2014 Period that did not recur in the 2015 Period. These adjustments occurred due to a combination of adverse development and case reserving practices and related accounting within the former insurance subsidiaries that deviated from the established policy of setting case reserves at the best estimate of ultimate cost. Historically, the cost of insurance and the adequacy of loss reserves have been impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. See Explanatory Note in Part I, Item 1, “Business” for further discussion regarding the setting of case reserves and management of claims by our former insurance subsidiaries and related matters pertaining to the Audit Committee Investigation. See Note 2, “Audit Committee Investigation,” in Item 8, “Financial Statements and Supplementary Data,” for discussion of the impact of case reserving practices that led to errors in the historical financial statements.

Distribution, selling and administrative expenses.    Selling and administrative expenses for the Insurance segment decreased $0.2 million to $6.6 million for the 2015 Period compared to $6.8 million for the 2014 Period.

Fiscal Year Ended September 27, 2014 (“2014 Period”) Compared to Fiscal Year Ended September 28, 2013 (“2013 Period”)

Net sales.    Net sales, consisting principally of premium revenues and investment income, decreased $1.9 million to $17.2 million in the 2014 Period compared to $19.1 million in the 2013 Period. The decrease is primarily due to a decrease in workers’ compensation premium revenue, resulting from a decline in workers’ compensation policies written partially offset by an increase in renewal premiums. The decrease in premium revenue was partially offset by an increase in investment income.

Cost of sales (including underwriting expenses).    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $1.7 million to $18.1 million in the 2014 Period compared to $19.8 million in the 2013 Period. We experienced decreases in incurred losses and variable underwriting expenses resulting from the decrease in premiums earned. These decreases were partially offset by an increase in loss reserve adjustments for workers’ compensation policies of $10.0 million and $9.1 million for the 2014 and 2013 Periods, respectively. These adjustments occurred due to a combination of adverse development and case reserving practices and related accounting within the former insurance subsidiaries that deviated from the established policy of setting case reserves at the best estimate of ultimate cost. Historically, the cost of insurance and the adequacy of loss reserves have been impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. See Explanatory Note in Part I, Item 1, “Business” for further discussion regarding the setting of case reserves and management of claims by our former insurance subsidiaries and related matters pertaining to the Audit Committee Investigation.

Distribution, selling and administrative expenses.    Selling and administrative expenses for the Insurance segment decreased $0.2 million to $6.8 million for the 2014 Period compared to $7.0 million for the 2013 Period.

Quarterly Discussion and Analysis

Selected Quarterly Financial Data

The following table sets forth selected financial data for each of the periods indicated. Amounts are computed independently each quarter and, therefore, the sum of the quarterly amounts may not equal the total amount for the respective year due to rounding.

	Fiscal Quarters Ended								Percentage Increase/(Decrease)
(dollars in 000’s)	October 3, 2015 (Q4 )	June 27, 2015 (Q3)	March 28, 2015 (Q2)	December 27, 2014 (Q1)	September 27, 2014 (Q4)	June 28, 2014 (Q3)	March 29, 2014 (Q2)	December 28, 2013 (Q1)	Q4 2015 vs. Q4 2014	Q3 2015 vs. Q3 2014	Q2 2015 vs. Q2 2014	Q1 2015 vs. Q1 2014
Net sales	$1,114,842	$1,038,615	$906,395	$967,768	$967,019	$947,395	$889,603	$949,543	15.3%	9.6%	1.9%	1.9%
Cost of sales	1,037,781	965,638	842,876	898,040	895,458	876,222	818,753	876,464	15.9	10.2	2.9	2.5
Distribution, selling and administrative expenses	77,335	70,710	68,498	64,926	67,210	64,992	68,392	64,394	15.1	8.8	0.2	0.8

Operating (loss) income	(274)	2,267	(4,979)	4,802	4,351	6,181	2,458	8,685	(106.3)	(63.3)	(302.6)	(44.7)
Interest expense	(2,470)	(2,477)	(2,313)	(2,718)	(2,748)	(2,847)	(2,768)	(2,834)	(10.1)	(13.0)	(16.4)	(4.1)
Loss on early extinguishment of debt	—	—	—	(3,200)	—	—	—	—	—	—	—	*
Estimated patronage dividends	(2,742)	(1,636)	(1,364)	(1,492)	(2,014)	(2,510)	(2,483)	(2,388)	36.1	(34.8)	(45.1)	(37.5)
Income taxes	4,244	(66)	(1,302)	1,075	(1,401)	(1)	955	(1,061)	(402.9)	*	(236.3)	201.3
Net (loss) earnings from discontinued operations	(5,945)	(518)	(707)	296	(795)	(4,700)	127	387	647.8	(89.0)	(656.7)	(23.5)

Net loss	$(7,187)	$(2,430)	$(10,665)	$(1,237)	$(2,607)	$(3,877)	$(1,711)	$2,789	175.7%	(37.3)%	523.3%	(144.4)%

*	% change not meaningful

Fiscal Quarter Ended October 3, 2015 (“Q4 2015”) Compared to Fiscal Quarter Ended September 27, 2014 (“Q4 2014”)

Continuing Operations

Wholesale Distribution Segment

(dollars in thousands)
	Thirteen Weeks Ended October 3, 2015		Thirteen Weeks Ended September 27, 2014
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$1,148,459	—	$997,135	—	$151,324
Less: Gross billings through vendor direct arrangements	(33,911)	—	(30,372)	—	(3,539)
Inter-segment eliminations	—	—	—	—	—

Net sales	1,114,548	100.0%	966,763	100.0%	147,785
Cost of sales	1,037,781	93.1	895,458	92.6	142,323
Distribution, selling and administrative expenses	77,164	6.9	67,073	7.0	10,091

Operating (loss) income	$(397)	0.0%	$4,232	0.4%	$(4,629)

All Other

(dollars in thousands)
	Thirteen Weeks Ended October 3, 2015		Thirteen Weeks Ended September 27, 2014
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$385	—	$343	—	$42
Inter-segment eliminations	(91)	—	(87)	—	(4)

Net sales	294	100.0%	256	100.0%	38
Selling and administrative expenses	171	58.2	137	53.5	34

Operating income	$123	41.8%	$119	46.5%	$4

Net sales.    Consolidated net sales increased $147.8 million, or 15.3%, to $1.115 billion in Q4 2015 compared to $0.967 billion for Q4 2014. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales increased $147.8 million, or 15.3% as a percent of Wholesale Distribution net sales, to $1.115 billion in Q4 2015 compared to $0.967 billion for Q4 2014. We increased net sales through the addition of new customers and higher sales to continuing customers (including the new Haggen store conversions and Raley’s business), which were partially offset by the loss of sales due to store closures of existing customers. Effective November 21, 2015, we are no longer supplying product to Haggen’s California, Arizona and Nevada stores. Accordingly, we do not expect the sales to Haggen to continue at the levels generated during the last half of fiscal 2015 or during the first quarter of fiscal 2016. Our customer base continues to be impacted by consumers who are highly price sensitive, seek lower-cost alternatives in their grocery purchases, and have shown a willingness to shop at multiple stores for grocery products, including discounters and other non-traditional format stores. This trend continues to have an adverse impact on gross billings and net sales as well as pressuring profit margins.

•	All Other: Net sales were $0.3 million in both Q4 2015 and Q4 2014.

Cost of sales.    Consolidated cost of sales increased $142.3 million to $1.038 billion in Q4 2015 compared to $0.896 billion in Q4 2014 and comprised 93.1% and 92.6% of consolidated net sales for Q4 2015 and Q4 2014, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased by $142.3 million to $1.038 billion in Q4 2015 compared to $0.896 billion in Q4 2014. As a percentage of Wholesale Distribution net sales, cost of sales was 93.1% and 92.6% for Q4 2015 and Q4 2014, respectively.

•

The change in customer sales mix and change in product mix between perishable and non-perishable products resulted in a 0.7% increase in cost of sales as a percent of Wholesale Distribution net sales in Q4 2015 compared to Q4 2014.

•

Vendor related activity contributed to a 0.2% decrease in cost of sales as a percent of Wholesale Distribution net sales in Q4 2015 compared to Q4 2014. The decrease was primarily driven by an increase in inventory holding gains (realized upon sale) resulting from vendor price increases partially offset by a change in sales mix towards products with reduced or no vendor promotional funding support.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses increased $10.1 million to $77.3 million in Q4 2015 compared to $67.2 million for Q4 2014 and comprised 6.9% and 7.0% of consolidated net sales for Q4 2015 and Q4 2014, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $10.1 million to $77.2 million in Q4 2015 compared to $67.1 million in Q4 2014. These expenses comprised 6.9% and 7.0% of Wholesale Distribution net sales for Q4 2015 and Q4 2014, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

General Expenses:    During Q4 2015, general expenses increased $10.1 million, but decreased 0.1% as a percent of Wholesale Distribution net sales due to the leveraging effect of increased sales. The increase in general expenses was primarily due to activities related to the Haggen new business project and expenses incurred in relation to the Audit Committee Investigation, partially offset by general improvements in other expenses.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.1 million for Q4 2015 compared to $0.1 million for Q4 2014.

Interest.    Interest expense decreased $0.3 million to $2.5 million in Q4 2015 compared to $2.8 million in Q4 2014 and comprised 0.2% and 0.3% of consolidated net sales for Q4 2015 and Q4 2014, respectively. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.2 million to $2.4 million in Q4 2015 compared to $2.6 million in Q4 2014.

•

Interest Rates:    Interest expense decreased $0.7 million from Q4 2014 as a result of lower borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and GCC, the term loan and senior secured notes (Q4 2014 only), was 3.0% and 3.8% for Q4 2015 and Q4 2014, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the debt refinancing in December 2014, which replaced the senior secured notes with variable rate term debt.

•

Weighted Average Borrowings:    Interest expense increased $0.5 million in Q4 2015 compared to Q4 2014 as a result of higher outstanding debt. Weighted average borrowings increased by $52.8 million primarily due to amounts used to fund increases in net working capital in support of our growth during Q4 2015.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2015 Period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $0.1 million and $0.2 million in Q4 2015 and Q4 2014, respectively.

Estimated patronage dividends.    Estimated patronage dividends for Q4 2015 were $2.7 million, compared to $2.0 million in Q4 2014, an increase of 36.1%. Estimated patronage dividends for Q4 2015 and Q4 2014 consisted of patronage earnings from the Southern California Dairy Division and the Pacific Northwest Dairy Division. For Q4 2015 and Q4 2014, respectively, we had patronage earnings of $2.5 million and $1.8 million in the Southern California Dairy Division, $0.2 million and $0.2 million in the Pacific Northwest Dairy Division, and patronage earnings of $0.9 million in Q4 2015 compared to a $0.5 million loss for Q4 2014 in the Cooperative Division. The improvement in the Cooperative Division for Q4 2015 compared to Q4 2014 was due primarily to the additional business from Haggen and Raley’s.

Income taxes.    Income taxes from continuing and discontinued operations reflected a combined $4.2 million benefit in Q4 2015 compared to a $0.7 million provision in Q4 2014. Our effective income tax rate was 36.6% for Q4 2015 compared to (34.5)% for Q4 2014. The effective tax rate for Q4 2015 approximates our statutory rate. The negative tax rate for Q4 2014 is due to the recording of valuation allowances which reduced state credits and the overall deferred tax assets to a level that can be sustained by future carryback claims and tax planning.

Discontinued Insurance Operations

Discontinued Operations

(dollars in thousands)
	Thirteen Weeks Ended October 3, 2015		Thirteen Weeks Ended September 27, 2014
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Net sales – premiums earned and investment income	$2,723	100.0%	$4,060	100.0%	$(1,337)
Cost of sales – underwriting expenses	4,569	167.8	3,778	93.1	791
Selling and administrative expenses	1,655	60.8	1,787	44.0	(132)

Operating loss	$(3,501)	(128.6)%	$(1,505)	(37.1)%	$(1,996)

Net sales.    Net sales, consisting principally of premium revenues and investment income, decreased $1.3 million to $2.7 million in Q4 2015 compared to $4.0 million in Q4 2014. The decrease is primarily due to a decrease in workers’ compensation premium revenue, resulting from a decline in workers’ compensation policies written partially offset by an increase in renewal premiums. The decrease in premium revenue was partially offset by an increase in investment income.

Cost of sales (including underwriting expenses).    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales increased $0.8 million to $4.6 million in Q4 2015 compared to $3.8 million in Q4 2014. This increase is primarily due to $0.8 million of additional loss reserve adjustments recorded in Q4 2015 compared to Q4 2014. Loss reserve adjustments in Q4 2015 totaled $3.3 million compared to $2.5 million in Q4 2014. Loss reserve adjustments in Q4 2015 were due to reserve increases required by the Stock Purchase Agreement in conjunction with the sale of the former insurance subsidiaries to AmTrust. Loss reserve adjustments were necessitated in Q4 2014 due to a combination of adverse development and case reserving practices and related accounting within the former insurance subsidiaries that deviated from the established policy of setting case reserves at the best estimate of ultimate cost. Historically, the cost of insurance and the adequacy of loss reserves have been impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. See Explanatory Note in Part I, Item 1, “Business” for further discussion regarding the setting of case reserves and management of claims by our former insurance subsidiaries and related matters pertaining to the Audit Committee Investigation.

Distribution, selling and administrative expenses.    Selling and administrative expenses for the discontinued Insurance operations decreased $0.1 million to $1.7 million in Q4 2015 compared to $1.8 million in Q4 2014.

Fiscal Quarter Ended June 27, 2015 (“Q3 2015”) Compared to Fiscal Quarter Ended June 28, 2014 (“Q3 2014”)

Continuing Operations

Wholesale Distribution Segment

(dollars in thousands)
	Thirteen Weeks Ended June 27, 2015		Thirteen Weeks Ended June 28, 2014
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$1,069,320	—	$979,036	—	$90,284
Less: Gross billings through vendor direct arrangements	(30,972)	—	(31,898)	—	926
Inter-segment eliminations	—	—	—	—	—

Net sales	1,038,348	100.0%	947,138	100.0%	91,210
Cost of sales	965,638	93.0	876,222	92.5	89,416
Distribution, selling and administrative expenses	70,552	6.8	64,804	6.8	5,748

Operating income	$2,158	0.2%	$6,112	0.7%	$(3,954)

All Other

(dollars in thousands)
	Thirteen Weeks Ended June 27, 2015		Thirteen Weeks Ended June 28, 2014
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$379	—	$313	—	$66
Inter-segment eliminations	(112)	—	(56)	—	(56)

Net sales	267	100.0%	257	100.0%	10
Selling and administrative expenses	158	59.2	189	73.5	(31)

Operating income	$109	40.8%	$68	26.5%	$41

Net sales.    Consolidated net sales increased $91.2 million, or 9.6%, to $1.038 billion in Q3 2015 compared to $0.947 billion for Q3 2014. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales increased $91.2 million, or 9.6% as a percent of Wholesale Distribution net sales, to $1.038 billion in Q3 2015 compared to $0.947 billion for Q3 2014. We increased net sales through the addition of new customers and higher sales to continuing customers (including the new Haggen store conversions and Raley’s business), which were partially offset by the loss of sales due to store closures of existing customers. Sales to Haggen during the fourth quarter of fiscal 2015 and going forward may not reach the levels originally anticipated by us. Our customer base continues to be impacted by consumers who are highly price sensitive, seek lower-cost alternatives in their grocery purchases, and have shown a willingness to shop at multiple stores for grocery products, including discounters and other non-traditional format stores. This trend continues to have an adverse impact on gross billings and net sales as well as pressuring profit margins.

•	All Other: Net sales were $0.3 million in both Q3 2015 and Q3 2014.

Cost of sales.    Consolidated cost of sales increased $89.4 million to $965.6 million in Q3 2015 compared to $876.2 million in Q3 2015 and comprised 93.0% and 92.5% of consolidated net sales for Q3 2015 and Q3 2014, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased by $89.4 million to $965.6 billion in Q3 2015 compared to $876.2 million in Q3 2014. As a percentage of Wholesale Distribution net sales, cost of sales was 93.0% and 92.5% for Q3 2015 and Q3 2014, respectively.

•

We experienced reduced margins in the perishable and non-perishable product lines resulting from increased product costs and a change in customer sales mix, resulting in a 0.5% increase in cost of sales as a percent of Wholesale Distribution net sales in Q3 2015 compared to Q3 2014.

•	Vendor related activity resulted in no change in cost of sales as a percent of Wholesale Distribution net sales in Q3 2015 compared to Q3 2014.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses increased $5.7 million to $70.7 million in Q3 2015 compared to $65.0 million for Q3 2014 and comprised 6.8% and 6.9% of consolidated net sales for Q3 2015 and Q3 2014, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $5.7 million to $70.5 million in Q3 2015 compared to $64.8 million in Q3 2014. These expenses comprised 6.8% of Wholesale Distribution net sales for each of Q3 2015 and Q3 2014. Factors impacting distribution, selling and administrative expenses are as follows:

•

Audit Committee Investigation:    During Q3 2015, we experienced an increase of $1.4 million, or 0.1% as a percent of Wholesale Distribution net sales, in expenses associated with the investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries. See Part I, “Business—Audit Committee Investigation,” for additional information.

•

Employee Pension and Postretirement Benefits:    During Q3 2015, we experienced a decline of $0.9 million, or 0.1% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to changes in our non-represented employee pension and postretirement benefit plans.

•

General Expenses:    During Q3 2015, general expenses increased $5.2 million, but remained flat as a percent of Wholesale Distribution net sales due to the leveraging effect of increased sales. The increase in general expenses was primarily due to activities related to the Haggen new business project, partially offset by general improvements in other expenses.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million for both Q3 2015 and Q3 2014.

Interest.    Interest expense decreased $0.4 million to $2.5 million in Q3 2015 compared to $2.9 million in Q3 2014 and comprised 0.2% and 0.3% of consolidated net sales for Q3 2015 and Q3 2014, respectively. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.3 million to $2.4 million in Q3 2015 compared to $2.7 million in Q3 2014.

•

Interest Rates:    Interest expense decreased $0.6 million from Q3 2014 as a result of lower borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and GCC, the term loan and senior secured notes (Q3 2014 only), was 2.9% and 3.6% for Q3 2015 and Q3 2014, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the debt refinancing in December 2014, which replaced the senior secured notes with term debt.

•

Weighted Average Borrowings:    Interest expense increased $0.3 million in Q3 2015 compared to Q3 2014 as a result of higher outstanding debt. Weighted average borrowings increased by $36.2 million primarily due to amounts used to fund increases in net working capital in support of our growth during Q3 2015.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over Q3 2014 would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $0.1 million and $0.2 million in Q3 2015 and Q3 2014, respectively.

Estimated patronage dividends.    Estimated patronage dividends for Q3 2015 were $1.6 million, compared to $2.5 million in Q3 2014, a decrease of 34.8%. Estimated patronage dividends for Q3 2015 and Q3 2014 consisted of patronage earnings from the Southern California Dairy Division and the Pacific Northwest Dairy Division. For Q3 2015 and Q3 2014, respectively, we had patronage earnings of $1.4 million and $2.3 million in the Southern California Dairy Division, $0.2 million and $0.2 million in the Pacific Northwest Dairy Division, and no patronage earnings in the Cooperative Division. The Southern California Dairy Division experienced lower patronage earnings due to reduced margins in addition to higher operating expenses during Q3 2015 compared to Q3 2014. The Cooperative Division experienced a loss in Q3 2015 due primarily to reduced margins in both the perishable and non-perishable product lines, increased costs preparing for the new Haggen business and costs incurred related to the Audit Committee Investigation. The Cooperative Division incurred a loss in Q3 2014 due primarily to a change in sales mix towards products with lower margins, partially offset by lower employee pension and postretirement benefit expenses and reduced operating expenses.

Income taxes.    Income taxes from continuing and discontinued operations reflected a combined effective income tax rate of (2.9)% for Q3 2015 compared to 38.4% for Q3 2014. The negative effective rate for Q3 2015 is due to a valuation allowance provided to offset the income tax benefit associated with the Q3 2015 pre-tax loss. The effective rate for Q3 2014 approximates our statutory rate.

Discontinued Insurance Operations

Discontinued Operations

(dollars in thousands)
	Thirteen Weeks Ended June 27, 2015		Thirteen Weeks Ended June 28, 2014
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Net sales – premiums earned and investment income	$2,627	100.0%	$3,937	100.0%	$(1,310)
Cost of sales – underwriting expenses	849	32.3	9,329	236.9	(8,480)
Selling and administrative expenses	1,760	67.0	1,707	43.4	53

Operating income (loss)	$18	0.7%	$(7,099)	(180.3)%	$7,117

Net sales.    Net sales, consisting principally of premium revenues and investment income, decreased $1.3 million to $2.6 million in Q3 2015 compared to $3.9 million in Q3 2014. The decrease is primarily due to a decrease in workers’ compensation premium revenue and a decrease in investment income.

Cost of sales (including underwriting expenses).    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $8.5 million to $0.8 million in Q3 2015 compared to $9.3 million in Q3 2014. This reduction is primarily due to $7.5 million of loss reserve adjustments in Q3 2014 that did not recur in Q3 2015. These adjustments occurred due to a combination of adverse development and case reserving practices and related accounting within the former insurance subsidiaries that deviated from the established policy of setting case reserves at the best estimate of ultimate cost. Historically, the cost of insurance and the adequacy of loss reserves have been impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. See Explanatory Note in Part I, Item 1, “Business” for further discussion regarding the setting of case reserves and management of claims by our former insurance subsidiaries and related matters pertaining to the Audit Committee Investigation.

Distribution, selling and administrative expenses.    Selling and administrative expenses for the discontinued Insurance operations increased $0.1 million to $1.8 million in Q3 2015 compared to $1.7 million in Q3 2014.

Fiscal Quarter Ended March 28, 2015 (“Q2 2015”) Compared to Fiscal Quarter Ended March 29, 2014 (“Q2 2014”)

Continuing Operations

Wholesale Distribution Segment

(dollars in thousands)
	Thirteen Weeks Ended March 28, 2015		Thirteen Weeks Ended March 29, 2014
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$931,460	—	$915,120	—	$16,340
Less: Gross billings through vendor direct arrangements	(25,361)	—	(25,702)	—	341
Inter-segment eliminations	—	—	—	—	—

Net sales	906,099	100.0%	889,418	100.0%	16,681
Cost of sales	842,876	93.0	818,753	92.1	24,123
Distribution, selling and administrative expenses	68,339	7.6	68,084	7.6	255

Operating (loss) income	$(5,116)	(0.6)%	$2,581	0.3%	$(7,697)

All Other

(dollars in thousands)
	Thirteen Weeks Ended March 28, 2015		Thirteen Weeks Ended March 29, 2014
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$359	—	$221	—	$138
Inter-segment eliminations	(63)	—	(36)	—	(27)

Net sales	296	100.0%	185	100.0%	111
Selling and administrative expenses	159	53.7	308	(166.5)	(149)

Operating income (loss)	$137	46.3%	$(123)	(66.5)%	$260

Net sales.    Consolidated net sales increased $16.8 million, or 1.9%, to $906.4 million in Q2 2015 compared to $889.6 million for Q2 2014. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales increased $16.7 million, or 1.9% as a percent of Wholesale Distribution net sales, to $906.1 million in Q2 2015 compared to $889.4 million for Q2 2014. We increased sales through the addition of new customers and higher sales to continuing customers, primarily due to commodity price inflation in perishables. However, gross billings and net sales continue to be adversely impacted by consumers in our customer base who are willing to shop at multiple stores for grocery products, including discounters and other non-traditional format stores. This trend also continues to pressure our profit margins.

•	All Other: Net sales were $0.3 million and $0.2 million in Q2 2015 and Q2 2014, respectively.

Cost of sales.    Consolidated cost of sales increased $24.1 million to $842.9 million in Q2 2015 compared to $818.8 million in Q2 2015 and comprised 93.0% and 92.0% of consolidated net sales for Q2 2015 and Q2 2014, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased by $24.1 million to $842.9 million in Q2 2015 compared to $818.8 million in Q2 2014. As a percentage of Wholesale Distribution net sales, cost of sales was 93.0% and 92.1% for Q2 2015 and Q2 2014, respectively.

•	We experienced reduced margins in the perishable and non-perishable product lines resulting from increased product costs, as well as a change in customer sales mix and a change in product mix between perishable and non-perishable products, resulting in a 0.7% increase in cost of sales as a percent of Wholesale Distribution net sales in Q2 2015 compared to Q2 2014.

•

Vendor related activity resulted in a 0.2% increase in cost of sales as a percent of Wholesale Distribution net sales in Q2 2015 compared to Q2 2014. This was due primarily to a change in sales mix towards products with reduced or no vendor promotional funding support in addition to a reduction in vendor holding gains (realized upon sale) resulting from lower vendor price increases as compared to Q2 2014.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses increased $0.1 million to $68.5 million in Q2 2015 compared to $68.4 million for Q2 2014 and comprised 7.6% and 7.7% of consolidated net sales for Q2 2015 and Q2 2014, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $0.2 million to $68.3 million in Q2 2015 compared to $68.1 million in Q2 2014. These expenses comprised 7.6% of Wholesale Distribution net sales for each of Q2 2015 and Q2 2014. Factors impacting distribution, selling and administrative expenses are as follows:

•

Audit Committee Investigation: During Q2 2015, we experienced an increase of $2.0 million, or 0.2% as a percent of Wholesale Distribution net sales, in expenses associated with the investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries. See Part I, “Business—Audit Committee Investigation,” for additional information.

•

Employee Pension and Postretirement Benefits:    During Q2 2015, we experienced a decline of $2.1 million, or 0.2% as a percent of Wholesale Distribution net sales, in employee pension and postretirement benefit expenses, primarily due to changes in our non-represented employee pension and postretirement benefit plans.

•

General Expenses:    During Q2 2015, general expenses increased $0.3 million, but remained constant as a percent of Wholesale Distribution net sales due to the leveraging effect of increased sales. The increase in general expenses was primarily due to activities related to the Haggen new business project, partially offset by general improvements in other expenses.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million and $0.3 million for Q2 2015 and Q2 2014, respectively.

Interest.    Interest expense decreased $0.5 million to $2.3 million in Q2 2015 compared to $2.8 million in Q2 2014 and comprised 0.3% of consolidated net sales for both Q2 2015 and Q2 2014. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) decreased $0.4 million to $2.2 million in Q2 2015 compared to $2.6 million in Q2 2014.

•

Interest Rates:    Interest expense decreased $0.5 million from Q2 2014 as a result of lower borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and GCC, the term loan and senior secured notes (Q2 2014 only), was 3.1% and 3.7% for Q2 2015 and Q2 2014, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the debt refinancing in December 2014, which replaced the remaining senior secured notes with variable rate term debt.

•

Weighted Average Borrowings:    Interest expense increased $0.1 million in Q2 2015 compared to Q2 2014 as a result of higher outstanding debt. Weighted average borrowings increased by $14.6 million primarily due to amounts used to fund debt extinguishment costs and increases in net working capital in support of our growth during Q2 2015.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over Q2 2014 would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $0.1 million and $0.2 million in Q2 2015 and Q2 2014, respectively.

Estimated patronage dividends.    Estimated patronage dividends for Q2 2015 were $1.4 million, compared to $2.5 million in Q2 2014, a decrease of 45.1%. Estimated patronage dividends for Q2 2015 and Q2 2014 consisted of patronage earnings from the Southern California Dairy Division and the Pacific Northwest Dairy Division. For Q2 2015 and Q2 2014, respectively, we had patronage earnings of $1.2 million and $2.3 million in the Southern California Dairy Division, $0.2 million and $0.2 million in the Pacific Northwest Dairy Division, and no patronage earnings in the Cooperative Division. The Southern California Dairy Division experienced lower patronage earnings due to higher cost of goods during Q2 2015 compared to Q2 2014. The Cooperative Division experienced a loss in Q2 2015 due primarily to reduced margins in both the perishable and non-perishable product lines and increased costs preparing for the new Haggen business. The Cooperative Division incurred a loss in Q2 2014 due primarily to a change in sales mix towards products with lower margins, partially offset by lower employee pension and postretirement benefit expenses and reduced operating expenses.

Income taxes.    Income taxes from continuing and discontinued operations reflected a combined effective income tax rate of (10.0%) for Q2 2015 compared to 34.3% for Q2 2014. The negative effective rate for Q2 2015 is due to a valuation allowance provided to offset the income tax benefit associated with the Q2 2015 pre-tax loss. The effective rate for Q2 2014 approximates our statutory rate.

Discontinued Insurance Operations

Discontinued Operations

(dollars in thousands)
	Thirteen Weeks Ended March 28, 2015		Thirteen Weeks Ended March 29, 2014
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Net sales – premiums earned and investment income	$1,932	100.0%	$4,005	100.0%	$(2,073)
Cost of sales – underwriting expenses	1,148	59.4	2,147	53.6	(999)
Selling and administrative expenses	1,619	83.8	1,648	41.2	(29)

Operating (loss) income	$(835)	(43.2)%	$210	5.2%	$(1,045)

Net sales.    Net sales, consisting principally of premium revenues and investment income, decreased $2.1 million to $1.9 million in Q2 2015 compared to $4.0 million in Q2 2014. The decrease is primarily due to a decrease in workers’ compensation premium revenue and a decrease in investment income.

Cost of sales (including underwriting expenses).    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $1.0 million to $1.1 million in Q2 2015 compared to $2.1 million in Q2 2014. This reduction is primarily due to decreases in incurred losses and variable underwriting expenses resulting from the decrease in premiums earned. Historically, the cost of insurance and the adequacy of loss reserves have been impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. See Explanatory Note in Part I, Item 1, “Business” for further discussion regarding the setting of case reserves and management of claims by our former insurance subsidiaries and related matters pertaining to the Audit Committee Investigation.

Distribution, selling and administrative expenses.    Selling and administrative expenses for the discontinued Insurance operations were $1.6 million in both Q2 2015 and Q2 2014.

Fiscal Quarter Ended December 27, 2014 (“Q1 2015”) Compared to Fiscal Quarter Ended December 28, 2013 (“Q1 2014”)

Continuing Operations

Wholesale Distribution Segment

(dollars in thousands)
	Thirteen Weeks Ended December 27, 2014		Thirteen Weeks Ended December 28, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$994,301	—	$973,780	—	$20,521
Less: Gross billings through vendor direct arrangements	(26,777)	—	(24,434)	—	(2,343)
Inter-segment eliminations	(29)	—	—	—	(29)

Net sales	967,495	100.0%	949,346	100.0%	18,149
Cost of sales	898,040	92.8	876,464	92.3	21,576
Distribution, selling and administrative expenses	64,774	6.7	64,143	6.8	631

Operating income	$4,681	0.5%	$8,739	0.9%	$(4,058)

All Other

(dollars in thousands)
	Thirteen Weeks Ended December 27, 2014		Thirteen Weeks Ended December 28, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$421	—	$242	—	$179
Inter-segment eliminations	(148)	—	(45)	—	(103)

Net sales	273	100.0%	197	100.0%	76
Selling and administrative expenses	152	55.7	251	(127.4)	(99)

Operating income (loss)	$121	44.3%	$(54)	(27.4)%	$175

Net sales.    Consolidated net sales increased $18.2 million, or 1.9%, to $967.8 million in Q1 2015 compared to $949.6 million for Q1 2014. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution net sales increased $18.1 million, or 1.9% as a percent of Wholesale Distribution net sales, to $967.5 million in Q1 2015 compared to $949.4 million for Q1 2014. We increased sales through the addition of new customers and higher sales to continuing customers, primarily due to commodity price inflation in perishables, which were partially offset by the loss of sales due to lost customers and store closures. However, gross billings and net sales continue to be adversely impacted by consumers in our customer base who are willing to shop at multiple stores for grocery products, including discounters and other non-traditional format stores. This trend also continues to pressure our profit margins.

•	All Other: Net sales were $0.3 million and $0.2 million in Q1 2015 and Q1 2014, respectively.

Cost of sales.    Consolidated cost of sales increased $21.5 million to $898.0 million in Q1 2015 compared to $876.5 million in Q1 2015 and comprised 92.8% and 92.3% of consolidated net sales for Q1 2015 and Q1 2014, respectively. Factors impacting cost of sales are as follows:

•

Wholesale Distribution Segment:    Cost of sales increased by $21.5 million to $898.0 million in Q1 2015 compared to $876.5 million in Q1 2014. As a percentage of Wholesale Distribution net sales, cost of sales was 92.8% and 92.3% for Q1 2015 and Q1 2014, respectively.

•	We experienced reduced margins in the perishable and non-perishable product lines resulting from increased product costs, as well as a change in customer sales mix and a change in product mix between perishable and non-perishable products, resulting in a 0.5% increase in cost of sales as a percent of Wholesale Distribution net sales in Q1 2015 compared to Q1 2014.

•

The impact of vendor related activity was neutral in cost of sales as a percent of Wholesale Distribution net sales in Q1 2015 compared to Q1 2014. Increases in vendor holding gains (realized upon sale) resulting from vendor price increases were offset by a change in sales mix towards products with reduced or no vendor promotional funding support as compared to Q1 2014.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses increased $0.5 million to $64.9 million in Q1 2015 compared to $64.4 million for Q1 2014 and comprised 6.7% and 6.8% of consolidated net sales for Q1 2015 and Q1 2014, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $0.6 million to $64.7 million in Q1 2015 compared to $64.1 million in Q1 2014. These expenses comprised 6.7% and 6.8% of Wholesale Distribution net sales for Q1 2015 and Q1 2014, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

General Expenses:    During Q1 2015, general expenses increased $0.6 million, but decreased 0.1% as a percent of Wholesale Distribution net sales due to the leveraging effect of increased sales. The increase in general expenses was primarily due to increased consulting and legal expenses resulting from activities related to the Haggen and Raley’s new business projects; however, the increase was partially offset by a reduction in expenses related to employee pension and postretirement benefits.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million and $0.3 million for Q1 2015 and Q1 2014, respectively.

Interest.    Interest expense decreased $0.1 million to $2.7 million in Q1 2015 compared to $2.8 million in Q1 2014 and comprised 0.3% of consolidated net sales for both Q1 2015 and Q1 2014. Factors contributing to the decrease in interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) remained stable at $2.6 million in both Q1 2015 and Q1 2014.

•

Interest Rates:    Interest expense decreased $0.1 million from Q1 2014 as a result of lower borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and GCC, the term loan and the senior secured notes, was 3.6% and 3.7% for Q1 2015 and Q1 2014, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the debt refinancing in December 2014, which replaced the remaining senior secured notes with variable rate term debt.

•

Weighted Average Borrowings:    Interest expense increased $0.1 million in Q1 2015 compared to Q1 2014 as a result of higher outstanding debt. Weighted average borrowings increased by $13.7 million primarily due to amounts used to fund debt extinguishment costs and increases in net working capital in support of our growth during Q1 2015.

Borrowings on Unified’s revolving credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over Q1 2014 would have resulted in a $0.1 million increase or decrease in corresponding interest expense.

•	Interest expense on all our other outstanding debt instruments was $0.1 million and $0.2 million in Q1 2015 and Q1 2014, respectively.

Loss on early extinguishment of debt.    As discussed in “Credit Facilities” and “Outstanding Debt and Other Financing Arrangements,” in Q1 2015, we incurred a Make-Whole Amount of $3.0 million in conjunction with the prepayment of $48.5 million of our senior secured notes pursuant to our Amended and Restated Note Purchase Agreement dated as of January 3, 2006, as amended, with the then-current noteholders and John Hancock Life Insurance Company (U.S.A.), acting in its capacity as collateral agent for the then-current noteholders. As a result of the prepayment of the senior secured notes, we recorded a loss on early debt extinguishment of $3.2 million during Q1 2015. This amount is comprised of the $3.0 million Make-Whole Amount plus the write-off of unamortized fees associated with the prepayment of the senior secured notes of $0.2 million.

Estimated patronage dividends.    Estimated patronage dividends for Q1 2015 were $1.5 million, compared to $2.4 million in Q1 2014, a decrease of 37.5%. Estimated patronage dividends for Q2 2015 and Q2 2014 consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For Q1 2015 and Q1 2014, respectively, we had patronage earnings of $1.3 million and $2.1 million in the Southern California Dairy Division, $0.2 million and $0.2 million in the Pacific Northwest Dairy Division, and no patronage earnings in the Cooperative Division for Q1 2015 compared to $0.1 million of estimated patronage earnings for Q1 2014. The Southern California Dairy Division experienced lower patronage earnings due to higher cost of goods during Q1 2015 compared to Q1 2014. The Cooperative Division experienced a loss in Q1 2015 due primarily to a loss on early debt extinguishment and reduced margins in both the perishable and non-perishable product lines resulting from increased product costs, in addition to a change in sales mix towards perishable products that tend to have lower margins than our other products.

Income taxes.    Income taxes from continuing and discontinued operations reflected a combined effective income tax rate of 40.5% for Q1 2015 compared to 30.8% for Q1 2014. The lower rate for Q1 2014 was due to favorable returns from our corporate-owned life insurance. The effective rate for Q1 2015 approximated our statutory rate.

Discontinued Insurance Operations

Discontinued Operations

(dollars in thousands)
	Thirteen Weeks Ended December 27, 2014		Thirteen Weeks Ended December 28, 2013
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Net sales – premiums earned and investment income	$4,869	100.0%	$5,176	100.0%	$(307)
Cost of sales – underwriting expenses	2,551	52.4	2,898	56.0	(347)
Selling and administrative expenses	1,615	33.2	1,688	32.6	(73)

Operating income	$703	14.4%	$590	11.4%	$113

Net sales.    Net sales, consisting principally of premium revenues and investment income, decreased $0.3 million to $4.9 million in Q1 2015 compared to $5.2 million in Q1 2014. The decrease is primarily due to a decrease in investment income partially offset by an increase in workers’ compensation premium revenue.

Cost of sales (including underwriting expenses).    Cost of sales primarily consists of claims loss and loss adjustment expenses, underwriting expenses, commissions, premium taxes and regulatory fees. Cost of sales decreased $0.3 million to $2.6 million in Q1 2015 compared to $2.9 million in Q1 2014. This reduction is primarily a result of decreases in incurred losses. Historically, the cost of insurance and the adequacy of loss reserves are impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. See Explanatory Note in Part I, Item 1, “Business” for further discussion regarding the setting of case reserves and management of claims by our former insurance subsidiaries and related matters pertaining to the Audit Committee Investigation.

Distribution, selling and administrative expenses.    Selling and administrative expenses for the discontinued Insurance operations were $1.6 million and $1.7 million in Q1 2015 and Q1 2014, respectively.

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

At October 3, 2015, we had $0.5 million of tendered Class A Shares and $28.2 million of tendered Class B Shares pending redemption, whose redemption is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see Part I, Item 1, “Business—Capital Shares—Redemption of Class A and Class B Shares and Repurchase of Class E Shares—Redemption Policy” for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and declared patronage dividends” on our consolidated balance sheets. At October 3, 2015 and September 27, 2014, we had $8.0 million and $8.4 million, respectively, in “Members’ and Non-Members’ deposits” and $10.2 million and $11.6 million, respectively, in “Members’ deposits and declared patronage dividends” (of which $8.3 million and $10.8 million, respectively, represented Excess Deposits). See Part I, Item 1, “Business—Capital Shares,” Part I, Item 1, “Business—Patronage Dividends,” Part I, Item 1, “Business—Customer Deposits,” and Note 19 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

We believe that the combination of cash flows from operations, current cash balances, and available lines of credit, will be sufficient to service our debt, redeem or repurchase Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next two fiscal years.

Cash Flow

We generated positive cash flow from financing activities during the 2015 Period. Cash from financing activities was used for operating and investing activities, including investing in our infrastructure and supporting increased sales.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $1.8 million to $3.0 million as of October 3, 2015, compared to $1.2 million as of September 27, 2014.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the 2015 and 2014 Periods related to our continuing operations:

(dollars in thousands)
Summary of Net Decrease in Total Cash and Cash Equivalents	2015	2014	Difference
Cash (utilized) provided by operating activities	$(2,156)	$25,939	$(28,095)
Cash utilized by investing activities	(24,041)	(16,321)	(7,720)
Cash provided (utilized) provided by financing activities	28,046	(9,974)	38,020

Total increase (decrease) in cash and cash equivalents	$1,849	$(356)	$2,205

Net cash from operating, investing and financing activities increased by $2.2 million to an increase of $1.8 million for the 2015 Period compared to a decrease of $0.4 million for the 2014 Period. The increase in net cash for the 2015 Period consisted of improvements in cash provided from financing activities of $38.0 million, offset by increases in cash utilized by operating activities of $28.1 million and investing activities of $7.7 million. The primary factors contributing to the changes in cash flow are discussed below. Working capital was $139.5 million and $150.2 million, and the current ratio was 1.4 and 1.5 at October 3, 2015 and September 27, 2014, respectively.

Net cash utilized by operating activities increased by $28.1 million to $2.2 million utilized in the 2015 Period compared to $25.9 million provided in the 2014 Period. The decrease in cash provided by operating activities compared to the 2014 Period was attributable primarily to (1) an increase between the periods related to net cash flows related inventories of $16.2 million, (2) a decrease in net earnings between the periods of $14.2 million, (3) an increase in deferred taxes of $10.1 million, (4) a decrease between the periods related to long-term liabilities of $5.5 million and (5) an increase between the periods related to prepaid expenses of $5.2 million. Additionally, we incurred a loss on the sale of our insurance subsidiaries of $3.2 million. The foregoing increases of $54.4 million in cash utilized were partially offset by (1) a decrease between the periods in cash used to fund pension plan contributions of $8.4 million, (2) a decrease in adjustments between the periods to reconcile net (loss) earnings to net cash provided by operating activities of $4.8 million related to depreciation and provision of allowance for doubtful accounts, (3) a decrease between the periods in net cash flows related to accounts receivable of $3.7 million, (4) an increase between the periods in net cash flows related to accounts payable and accrued liabilities of $6.2 million, and (5) an adjustment in the 2014 Period to reconcile net (loss) earnings to net cash provided by operating activities of $3.2 million related to the loss on early extinguishment of debt.

Investing Activities:    Net cash used by investing activities increased by $7.7 million to $24.0 million for the 2015 Period compared to $16.3 million in the 2014 Period. The increase in cash used by investing activities during the 2015 Period as compared to the 2014 Period was due mainly to (1) an increase in other investments of $9.8 million related to one of our former insurance subsidiaries and (2) an increase in notes receivable activities between the periods of $1.5 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing increases in cash used of $11.3 million were partially offset by (1) a decrease in capital expenditures between the periods of $0.8 million and (2) a decrease in other assets of $2.8 million. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was $28.0 million for the 2015 Period compared to $10.0 million utilized in the 2014 Period. The net increase of $38.0 million in cash provided by financing activities for the 2015 Period as compared to the 2014 Period was due to an increase in cash provided of $37.5 million related to lower revolver and term loan borrowings, partially offset by lower notes payable repayments and payments of deferred financing fees in the 2015 Period. Additionally, the 2015 Period included payments of debt extinguishment costs. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. Additionally, net cash provided by Member investment and share activity increased $0.5 million due to reduced share activity in the 2015 Period compared to the 2014 Period. Future cash used by financing activities to meet capital spending requirements is expected to be funded by our continuing operating cash flow or additional borrowings.

Equity Enhancement

In fiscal 2003, we introduced a new class of capital share, denominated “Class E Shares,” as part of an equity enhancement initiative designed to build equity in the Company for future investment in the business and other infrastructure improvements. This initiative contemplated issuing Class E Shares as part of the patronage dividends issued in fiscal years 2003 through 2009 for the Cooperative Division. Class E Shares are available to be issued in future years at the discretion of the Board.

At the end of fiscal 2014 and 2013, Class E Shares issued as a portion of fiscal 2004 and 2003 patronage dividends became eligible for repurchase in fiscal 2015 and 2014. During fiscal 2015 and 2014, respectively, we repurchased 2,809 and 42,890 Class E Shares at a price of $0.3 million and $4.3 million. During the second quarter of fiscal 2016, we repurchased 78,745 Class E Shares at a price of $7.9 million that were eligible for repurchase in fiscal 2014 and 2015. As a result, 17,571 Class E Shares remain eligible for repurchase between the end of fiscal 2016 and the end of fiscal 2018 for an aggregate repurchase price of $1.8 million. See Note 12, “Capital Shares,” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Credit Facilities

Secured Credit Agreement

We are party to an Amended and Restated Credit Agreement dated as of June 28, 2013, as amended by the First Amendment and Consent dated as of June 27, 2014 and as further amended by the Second Amendment, Consent and Lender Joinder dated as of December 18, 2014 and the Consent dated as of June 26, 2015 (as so amended, the “Credit Agreement”), among the Company, the lenders party thereto, Wells Fargo Bank, National Association (“N.A.”), as administrative agent (“Administrative Agent”), and the other agents party thereto. The Credit Agreement originally provided for a revolving credit facility with total commitments in the principal amount of $275 million and a term loan in the amount of $40.9 million. Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

On June 27, 2014, we entered into a First Amendment and Consent (the “First Amendment”) with Wells Fargo Bank, N.A., as Administrative Agent and the lenders party thereto, modifying the Credit Agreement. The First Amendment provided for a modification of the excess availability calculations under the Credit Agreement to accommodate normal seasonal working capital needs in the period from June 27, 2014 to January 15, 2015. The First Amendment did not change the $275 million maximum amount that could have been borrowed under the Credit Agreement, but did provide additional flexibility under certain provisions of the Credit Agreement and increased the aggregate amount of permitted credit facilities of our finance and former insurance subsidiaries from $25 million to $30 million. The Amendment, except as expressly stated, did not modify the Credit Agreement and other loan documents, which remained unmodified and in full force and effect.

On December 18, 2014, we entered into a Second Amendment, Consent and Lender Joinder (the “Second Amendment”) among the Company (excluding our wholly-owned finance subsidiary and our former insurance subsidiaries), the lenders party thereto, and the Administrative Agent. The Second Amendment amends the existing Credit Agreement among the Company, the lenders party thereto, and the Administrative Agent.

The Credit Agreement, as amended by the Second Amendment, provides for a revolving credit facility (the “Revolver”) with total commitments (“Revolving Loan Commitments”) in the principal amount of $370 million (increased by the Second Amendment from $275 million) (as such amount may be increased by any increases in the Revolving Loan Commitments and decreased by any reductions in the Revolving Loan Commitments, in each case pursuant to the Credit Agreement) (the “Maximum Revolver Amount”) and a term loan in the amount of $100 million (increased by the Second Amendment from $40.9 million) (the “Term Loan”). Borrowings under the Revolver may be made as revolving loans, swing line loans or letters of credit.

The aggregate Revolving Loan Commitments under the Credit Agreement may be increased from time to time, either through any of the existing lenders increasing its commitment or by means of the addition of new lenders, up to a maximum commitment of $450 million (increased by the Second Amendment from $400 million). While the consent of the lenders as a group is not required to any such increase, no lender is required to increase its own Revolving Loan Commitment.

The Second Amendment adds a “first-in last-out” tranche (the “FILO Facility”) to the Revolver, with all other revolving loans constituting the “Tranche A Facility.” The maximum amount of the FILO Facility (the “FILO Maximum Revolver Amount”) is $21.4 million, reduced by $0.6 million per month from the first anniversary of the Second Amendment to the second anniversary of the Second Amendment, reduced by $1.2 million per month from the second anniversary of the Second Amendment to the third anniversary of the Second Amendment, and reduced to zero on the third anniversary of the Second Amendment. The maximum amount of the Tranche A Facility (the “Tranche A Maximum Revolver Amount”) is the Maximum Revolver Amount (as defined above) minus the FILO Maximum Revolver Amount.

The Credit Agreement matures June 28, 2018. The purpose of the Revolver is to finance working capital and other general corporate needs, which may include capital expenditures and Permitted Acquisitions (as defined in the Credit Agreement). The purpose of the Term Loan was for prepayment of the entire remaining balance of our senior secured notes pursuant to our Amended and Restated Note Purchase Agreement dated as of January 3, 2006, as amended (the “Senior Note Agreement”), with the then-current noteholders and John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), acting in its capacity as collateral agent for the then-current noteholders (the “Hancock Debt”), and for payment of fees and expenses related to the repayment of the Hancock Debt, and (to the extent of any proceeds of the Term Loan remaining after payment of the Hancock Debt) for the same purposes as the Revolver. The Term Loan is subject to prepayment, if any appraisal of the Term Loan Real Estate shows the outstanding balance of the Term Loan exceeds 60% of the appraised value of the Term Loan Real Estate, in the amount of such excess. The Second Amendment adds to the Term Loan Real Estate certain real property of the Company that had secured the Hancock Debt. The principal of the Term Loan is to be repaid monthly beginning January 31, 2015, in an amount per month of $0.8 million (changed by the Second Amendment from an amount per month of $0.4 million, payment of which was due beginning July 31, 2013).

Our obligations under the Credit Agreement are guaranteed by certain of our subsidiaries, excluding our finance and former insurance subsidiaries, and are secured by grants of security interests in our accounts receivable, inventory, deposit accounts and certain related collateral (subject to exceptions) and the guarantor subsidiaries, and in the Term Loan Real Estate. The obligations are also senior to the rights of our Members with respect to Partially Subordinated Patrons’ Deposit Accounts and patronage dividend certificates, if any.

Borrowings under the Revolver may be made as revolving loans, swing line loans or letters of credit. The Revolver provides for loans up to the sum of (i) the lesser of (A) the Tranche A Maximum Revolver Amount less the sum of any outstanding letter of credit usage plus swing line loans plus reserves as may be established by the Administrative Agent and (B) the amount equal to the Tranche A Borrowing Base at such date (based upon the most recent Borrowing Base Certificate delivered by us to the Administrative Agent) less the sum of any outstanding letter of credit usage plus any outstanding swing line loans (“Tranche A Availability”), and (ii) the lesser of (A) the FILO Maximum Revolver Amount and (B) the amount equal to the FILO Borrowing Base as of such date (based upon the most recent Borrowing Base Certificate delivered by us to the Administrative Agent) (“FILO Availability”). The Tranche A Borrowing Base is calculated as 85% of all Eligible Accounts (primarily accounts receivable) less any Dilution Reserve, plus the lesser of (a) 70% of Eligible Inventory or (b) 90% of the Net Recovery Percentage of Eligible Inventory, less reserves, if any, established by the Administrative Agent. The FILO Borrowing Base is calculated as 5% of all Eligible Accounts, plus the lesser of (a) 5% of Eligible Inventory or (b) 5% of the Net Recovery Percentage of Eligible Inventory. All Revolving Loans at any time outstanding are allocated first to the FILO Revolving Loan Commitments up to the amount of FILO Availability, and then to the Tranche A Revolving Loan Commitments.

Borrowings under the Revolving Loan Commitment and Term Loan bear interest at an interest rate determined by reference either to the Base Rate or to the Eurodollar Rate with the rate election made by the Company at the time of the borrowing or at any time the Company elects to continue or convert a Loan or Loans, while swing loan borrowings bear interest at an interest rate determined by reference to the Base Rate. Tranche A Revolving Loans that are Base Rate Loans will bear interest margins of between 0.50% per annum and 1.00% per annum, dependent upon our Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been delivered. Tranche A Revolving Loans that are Eurodollar Rate Loans will bear interest margins of between 1.50% per annum and 2.00% per annum, based upon our Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been delivered. FILO Revolving Loans that are Base Rate Loans will bear interest margins of between 1.75% per annum and 2.25% per annum, dependent upon our Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been delivered. FILO Revolving Loans that are Eurodollar Rate Loans will bear interest margins of between 2.75% per annum and 3.25% per annum, based upon our Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been delivered. Amounts of the Term Loan that are Base Rate Loans will bear an interest margin of 1.00% per annum; amounts of the Term Loan that are Eurodollar Loans will bear an interest margin of 2.00% per annum. Swing line loans will bear interest at the Base Rate plus the interest margin for Tranche A Revolving Loans, or at such other rate as the Swing Line Lender offers in its discretion. Amounts available under Letters of Credit bear fees of 0.125% per annum plus the applicable Eurodollar Rate Margin for Tranche A Revolving Loans. If the Consolidated Fixed Charge Coverage Ratio for any period is less than 1.00 to 1.00, then the Base Rate Margin and the Eurodollar Rate Margin shall automatically increase by

0.50%. Undrawn portions of the commitments under the Credit Agreement bear commitment fees at a rate of either 0.25% per annum or 0.375% per annum, also dependent upon our Average Excess Availability. We may reduce the Revolving Loan Commitments at any time on five Business Days’ written notice, but not below the Total Utilization of Revolving Commitments, in a minimum amount of $2,500,000 and multiples of $100,000 in excess of that amount. We may reduce the FILO Revolving Loan Commitments at any time on five Business Days’ written notice in any amount that will not result in an Overadvance, in a minimum amount of $2,500,000 and multiples of $100,000 in excess of that amount.

We are subject to a financial covenant during the occurrence of a Financial Covenant Period. A Financial Covenant Period (a) commences when (i) an Event of Default occurs, (ii) Excess Availability is less than the greater of (A) $47.1 million (increased by the Second Amendment from $35 million) and (B) 12.7272% of the Maximum Revolver amount for a period of five consecutive Business Days or (iii) Excess Availability is less than the greater of (A) $40.4 million (increased by the Second Amendment from $30 million) and (B) 10.9090% of the Maximum Revolver Amount at any time and (b) continues until a period of 30 consecutive Business Days has elapsed during which at all times (i) no Event of Default exists and (ii) Excess Availability is equal to or greater than the greater of (A) $47.1 million (increased by the Second Amendment from $35 million) and (B) 12.7272% of the Maximum Revolver Amount. During a Financial Covenant Period, we are obligated to maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.15 to 1.0, measured as of the end of the most recent Fiscal Month for which financial statements have been delivered prior to the date on which a Financial Covenant Period first begins and as of each Fiscal Month end while the Financial Covenant Period is in effect.

The Credit Agreement imposes financial conditions on us redeeming any of our Class A Shares and Class B Shares and repurchasing Class E Shares and paying cash dividends on Class E Shares (other cash dividends being generally prohibited), and prohibits distributions to shareholders and any repurchase of shares when an Event of Default has occurred and is continuing. The Credit Agreement also places certain restrictions on the payment of patronage dividends should an Event of Default occur. Events of Default include, but are not limited to, the failure to pay amounts due to lenders, violation of covenants, the making of false representations and warranties and specified insolvency-related events, subject to specified thresholds, cure periods and/or exceptions.

We are subject to negative covenants limiting permitted indebtedness, contingent obligations, liens, investments, acquisitions, restricted payments and certain other matters.

Our outstanding revolver borrowings under the Credit Agreement increased to $161.8 million (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum) at October 3, 2015 from $145.0 million (Eurodollar and Base Rate Loans at a blended average rate of 1.93% per annum) at September 27, 2014, with access to approximately $141.0 million of additional capital available under the Credit Agreement (based on the amounts indicated above and subject to applicable reserves and borrowing base limitations) to fund our continuing operations and capital spending requirements for the foreseeable future. Our outstanding term loan borrowings under the Credit Agreement were $92.5 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum) and $36.1 million at September 27, 2014 (Eurodollar and Base Rate Loans at a blended average rate of 2.18% per annum). Our outstanding FILO borrowings under the Credit Agreement were $20.7 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum) and zero at September 27, 2014. As of October 3, 2015, we are in compliance with all applicable covenants of the Credit Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

On December 28, 2015, we entered into a consent and waiver (the “Consent”) in which the Administrative Agent and the Lenders consented to the extension to June 30, 2016 (previously December 31, 2015 pursuant to the consent and waiver dated June 26, 2015) of the deadline for delivery of the annual financial statements required pursuant to the Credit Agreement and certain certificates and information required by the Credit Agreement to be delivered with financial statements required pursuant to the Credit Agreement.

The Consent also sets forth the lenders’ waiver of specified Defaults and Events of Default (as those terms are defined in the Credit Agreement) to the extent arising out of any revision or other modification which may be necessitated by determinations made as a result of the Audit Committee Investigation to any writing previously delivered (or which may be delivered prior to June 30, 2016) by a Loan Party (as that term is defined in the Credit

Agreement) in accordance with the applicable loan documents, or the effect or consequence of any such revision or other modification.

Subsidiary Financing Arrangement

Our wholly-owned finance subsidiary, GCC, is party to an Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 as amended by Amendment Number One dated as of June 26, 2015 (as so amended, the “GCC Loan Agreement”), by and among GCC, the lenders party thereto, and California Bank & Trust (“CBT”), as Arranger and Administrative Agent. The GCC Loan Agreement amended and restated the existing loan agreement dated as of September 24, 2010, as amended or otherwise modified from time to time prior to September 26, 2014. The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $25.0 million. Borrowings under the GCC Loan Agreement may not exceed the amount equal to the Borrowing Base at such date (based upon the most recent Borrowing Base Certificate delivered by GCC to the Administrative Agent). The Borrowing Base is calculated as 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Administrative Agent. The GCC Loan Agreement matures on September 30, 2016. Certain capitalized terms used in this description of the GCC Loan Agreement have the meanings given to them in the GCC Loan Agreement. Borrowings under the GCC Loan Agreement are utilized to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities.

GCC entered into Amendment Number One to Amended and Restated Loan and Security Agreement (the “GCC Amendment”), dated as of June 26, 2015, by and among GCC, the lenders that are signatories thereto, and CBT, as Arranger and Administrative agent. The GCC Amendment amends the GCC Loan Agreement to modify certain provisions relating to borrowing procedures and number of loan requests, as well as to permit CBT to fund as sole lender certain short term advances thereunder. See Item 1.01. “Entry into a Material Definitive Agreement—Grocers Capital Company Amended and Restated Loan and Security Agreement” and Item 2.03. “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of our Current Report on Form 8-K, filed on July 2, 2015, for additional information.

On December 28, 2015, GCC received consent from CBT for the GCC Loan Agreement to extend the due date of the covenant requirement to deliver our consolidated audited financial statements, which was previously December 31, 2015, to June 30, 2016. See Item 1.01. “Entry into a Material Definitive Agreement—Amendment of Amended and Restated Credit Agreement” and “—Grocers Capital Company Amended and Restated Loan and Security Agreement” of the Company’s Current Report on Form 8-K, filed on December 29, 2015, for additional information.

The GCC Loan Agreement provides for revolving loans. At the election of GCC, revolving loans shall bear interest at the LIBOR Rate or the Base Rate, plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of zero and $6.5 million, bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at October 3, 2015 and September 27, 2014, respectively.

GCC must maintain a minimum of $0.3 million in average, monthly, combined balances at CBT. In addition, GCC shall maintain at least $0.3 million in a blocked and restricted account at CBT, as cash collateral subject to the terms of the Pledge Agreement. Upon GCC’s conversion to an independent billing system, to the satisfaction of CBT, as evidenced by a written confirmation from CBT to GCC, such Cash Collateral Account shall be closed and the funds therein returned to GCC, and GCC shall no longer be obligated to maintain such Cash Collateral Account, and the Pledge Agreement shall terminate.

GCC is subject to negative covenants limiting permitted indebtedness, liens, investments, acquisitions, restricted payments and certain other matters. As of October 3, 2015, we are not in violation of any applicable covenants of the GCC Loan Agreement. While we are currently not in violation of any required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

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

The LTIP is offered to a select group of our officers, Vice-President and higher (the “Participants”), and participation may be further constrained or increased at the discretion of our Compensation Committee. Participants are awarded with a certain number of Units (defined below) on an annual basis (the “Award”); however, an Award in one year does not ensure that a Participant will receive an Award in subsequent years. Each Award participates in a four-year cycle (“Performance Cycle”), which is based on consecutive fiscal years of Unified, and the amount paid to a Participant, if any, is determined at the end of the Award’s Performance Cycle and is payable prior to December 31st of the year in which the Performance Cycle ends. In fiscal 2015, 2014 and 2013, LTIP Awards were offered to certain officers of the position of Vice-President or higher. A Participant’s Award vests over the Performance Cycle based on the Participant’s continuous employment with us during the Award’s Performance Cycle.

There are two types of units that are granted as part of an Award: Appreciation Units and Full-Value Units (collectively, “Units”). Effective for fiscal 2016, the LTIP was amended to expand the Awards that may be granted thereunder to include Full-Value Units. A “Full-Value Unit” entitles the award recipient the “maturity value” on the units at the end of the Performance Cycle assigned to the units. The “maturity value” for a Full-Value Unit is our Exchange Value Per Share for a share of the Class A or Class B stock of the Company as calculated from our financial statements (see Part I, Item 1. “Business—Capital Shares” for additional information), plus cumulative cooperative division patronage dividends (see Part I, Item 1, “Business—Patronage Dividends” for additional discussion), cash dividends and non-allocated retained earnings attributable to such share Exchange Value Per Share, as calculated from our financial statements for the fiscal year end that coincides with the end of the Performance Cycle. An “Appreciation Unit” refers to a notional unit that grants Participants the contractual right to receive the positive difference, if any, between the Maturity Value of the unit on its Maturity Date and the Base Value (capitalized terms defined below) assigned to the unit at the beginning of the Performance Cycle. The Base Value is equal to the Exchange Value Per Share for the fiscal year ending immediately prior to the Performance Cycle. The Maturity Value is equal to the Exchange Value Per Share plus Cumulative Co-op Patronage Dividends (defined below), plus Cumulative Cash Dividends (the total of cash dividends paid, excluding patronage dividends, as reported in our fiscal year-end financial statements), plus Cumulative Non-allocated Retained Earnings (defined below), as calculated from our financial statements for the Performance Cycle assigned to the Appreciation Unit. The difference is then multiplied by the number of vested Appreciation Units awarded for the Performance Cycle that remain outstanding on the Maturity Date. Cumulative Co-op Patronage Dividends are the sum of the Cooperative Division’s patronage earnings divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle. Cumulative Co-op Patronage Dividends do not include Dairy Division patronage dividend amounts. The Cumulative Non-allocated Retained Earnings amount is the sum of the total increase or decrease in non-allocated retained earnings for a fiscal year divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle.

For additional information on the LTIP, please refer to the LTIP documents incorporated by reference in our Current Report on Form 8-K, filed on May 14, 2013. For additional information on the amendment to the LTIP that became effective for fiscal 2016, please see Item 5.02, “Compensatory Arrangements of Certain Officers—2016 Long-Term Incentive Awards” in our Current Report on Form 8-K, filed on December 30, 2015, and Exhibit 99.4 thereto, “Long-Term Incentive Plan, as amended and restated effective October 4, 2015, dated as of December 28, 2015.”

Based on our calculations relative to the 2013, 2014 and 2015 Performance Cycles, we determined there was no LTIP compensation expense for the Performance Cycles to be recorded in fiscal 2015. Based on our calculations relative to the 2013 and 2014 Performance Cycles, we determined there was no LTIP compensation expense for the Performance Cycles to be recorded in fiscal 2014.

Pension, Retirement and Other Benefit Plans

Overview

Our liquidity and capital resources have been or may be impacted by the following benefit plans we sponsor:

Defined Benefit Pension Plans

•	Cash Balance Plan (the “Unified Cash Balance Plan”)(1)
•	Multiemployer defined benefit pension plans
•	Executive Salary Protection Plan III (the “ESPPIII” plan)(2)

Defined Contribution Retirement Plan

•	Supplemental Executive Retirement Plan (the “SERP”)(4)
•	Sheltered Savings Plan
•	Deferred Compensation Plan II
•	Employee Savings Plan

Postretirement Benefit Plans

•	Retiree Medical Plan (the “RMP”)(2)
•	Officer Retiree Medical Plan (the “ORMP”), including the Executive Medical Reimbursement Plan (the “EMRP”)(2)
•	Executive Insurance Plan (the “EIP”)(3)
•	Life Plan
•	Sick Leave Plan—Union
•	Sick Leave Plan—Non-Union(5)

(1)	Amended in December 2014—frozen and closed to new participants—see discussion under plan’s respective heading below.

(2) Amended in December 2012—see discussion under each plan’s respective heading below.

(3) Amended in December 2012 and May 2013—see discussion under plan’s respective heading below.

(4) Implemented June 2013—see discussion under plan’s respective heading below.

(5) Terminated effective September 2014—see discussion below and under plan’s respective heading.

Our net periodic benefit plan expense (credit) for our combined defined benefit pension plans (excluding multiemployer defined benefit pension plans) and postretirement benefit plans was approximately $(7.7) million for fiscal 2015 compared to $(3.0) million (including a one-time termination gain of $2.5 million related to our non-union sick leave plan as discussed below) for fiscal 2014. This additional reduction in our combined defined benefit pension and postretirement benefit plan expense was primarily a result of benefit plan amendments implemented in fiscal 2014 and 2013 as further discussed below. During fiscal 2013, we froze the ESPPIII, a defined benefit pension plan for our executive officers, and replaced it with the SERP, a defined contribution retirement plan as described below, and the LTIP (described above). In fiscal 2015 and 2014, we accrued $1.2 million and $1.2 million, respectively, related to the SERP and no LTIP compensation expense for the 2015 and 2014 Performance Cycles. During fiscal 2013, we also curtailed benefits and froze participation under the RMP and froze participation in the ORMP.

In fiscal 2014, in conjunction with the implementation of a paid time-off (“PTO”) program for non-union employees that increased our benefit expenses by $1.8 million, we terminated one of our postretirement benefit plans, a non-union sick leave plan, resulting in a $1.4 million reduction in the associated long-term liability and a $1.1 million pre-tax reduction in accumulated other comprehensive earnings, resulting in the recognition of a one-time pre-tax termination gain of $2.5 million, which was recorded in addition to the net periodic postretirement benefit cost in our accompanying consolidated statements of earnings (loss).

Assuming a long-term rate of return on plan assets of 8.00%, weighted average discount rates of 4.45% (benefit obligation) and 3.64% (interest cost) for the Unified Cash Balance Plan, weighted average discount rates of 3.25% (benefit obligation), 2.57% (interest cost) and 3.47% (service cost) for the ESPPIII, and certain other assumptions, we estimate that our combined pension expense (benefit) for the Unified Cash Balance Plan and ESPPIII for fiscal 2016 will be approximately $(1.9) million. Future pension expense (benefit) will be affected by future investment performance, discount rates and other variables such as expected rate of compensation increases and mortality rates relating to plan participants. Decreasing only the discount rate assumptions by 0.5% would increase our projected fiscal 2016 pension benefit for the Unified Cash Balance Plan by approximately $5 thousand. Decreasing only the discount rate assumptions by 0.5% would decrease our projected fiscal 2016 pension expense for the ESPPIII by approximately $47 thousand. Lowering the expected long-term rate of return on our plan assets (for the Unified Cash Balance Plan) by 0.50% from 8.00% to 7.50% would have decreased our pension benefit for fiscal 2015 by approximately $1.0 million. Similarly, lowering the expected long-term rate of return on our plan assets (for the Unified Cash Balance Plan) by 0.50% (from 8.00% to 7.50%) would decrease our projected fiscal 2016 pension benefit by approximately $0.9 million.

Assuming weighted average discount rates of 3.91% (benefit obligation), 3.01% (interest cost) and 4.25% (service cost) and certain other assumptions, we estimate that postretirement benefit plan expense (benefit) for fiscal 2016 will be approximately $(0.6) million. Future postretirement benefit plan expense (benefit) will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact our retiree medical benefits in future periods, including the related accounting for such benefits, such as the 40% excise tax beginning in 2020 that will be imposed on the value of health insurance benefits exceeding a certain threshold. However, the full extent of the impact of the Acts, if any, cannot be determined until all regulations are promulgated under the Acts (or changed as a result of ongoing litigation) and additional interpretations of the Acts become available. We will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, we may consider plan amendments in future periods that may have accounting implications. See Note 14 “Postretirement Benefit Plans Other Than Pensions” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion.

The following sections describe in further detail the defined benefit pension plans, defined contribution retirement plan and postretirement benefit plans sponsored by us.

Defined Benefit Pension Plans

Cash Balance Plan

We sponsor a noncontributory defined benefit pension plan (the “Unified Cash Balance Plan”) covering substantially all our employees who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on their years of service with us. The Unified Cash Balance Plan receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total hypothetical cash balance in their account. Benefits under the Unified Cash Balance Plan are provided through a trust. Our funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Through December 31, 2014, all of our qualifying employees who are not subject to a collective bargaining agreement accrue benefits pursuant to the Unified Cash Balance Plan. Prior to September 27, 2014, the Board approved an amendment to the Unified Cash Balance Plan, effective as of December 31, 2014, closing entry into the plan. In addition, effective December 31, 2014, the plan was frozen such that current participants in the plan will no longer be credited with any future benefit accruals based on their years of service and pensionable compensation after that date.

During July 2012, legislation to provide pension funding relief was enacted as part of the 2012 student loan and transportation legislation titled “Moving Ahead for Progress in the 21st Century” (“MAP-21”). Funding relief was achieved through changes in the methodology employed to determine interest rates used to calculate required funding contributions. The funding relief applies to single-employer pension plans subject to the funding requirements of the Employee Retirement Income Security Act (“ERISA”) that base pension liability calculations on interest rates determined pursuant to the Pension Protection Act of 2006.

During August 2014, legislation to extend the pension funding relief included in MAP-21 was enacted as part of the Highway and Transportation Funding Act of 2014 (“HATFA”). As a result, our contributions to the Unified Cash Balance Plan for fiscal 2014 were reduced by $2.9 million from our originally estimated amounts. During fiscal 2015, we had no additional required contributions for the 2014 plan year, and there were no contributions required for the 2015 plan year. Accordingly, the Company made no contributions to the Unified Cash Balance Plan during fiscal 2015. Due to the plan’s funded status, quarterly contributions will not be required in fiscal 2016 for the 2016 plan year. At our discretion, we may contribute in excess of the minimum (zero) requirement. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. Contributions for the 2015 and 2016 plan years, if any, will be due by September 15, 2016 and September 15, 2017, respectively.

Multiemployer Defined Benefit Pension Plans

We contribute to a number of multiemployer defined benefit pension plans that provide retirement benefits for retired union employees under terms of our collective bargaining agreements (“Union Participants”). These multiemployer plans generally provide retirement benefits to Union Participants based on their service to contributing employers.

We made contributions of $14.6 million and $14.1 million for fiscal years 2015 and 2014, respectively, to collectively bargained, multiemployer defined benefit pension plans in accordance with the provisions of negotiated labor contracts.

Executive Salary Protection Plan III

We sponsor an Executive Salary Protection Plan III (“ESPPIII”) for our executive officers that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer with us. As discussed below, this plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. We have informally funded our obligation to plan participants in a rabbi trust (not considered plan assets for valuation purposes) comprised primarily of life insurance policies tied to underlying investments in the equity market (reported at cash surrender value) and mutual fund assets consisting of various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices). See Note 13 “Benefit Plans” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion.

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

We made benefit payments of $3.8 million to participants in the ESPPIII during fiscal 2015. At this time, we expect to make benefit payments of $3.6 million to participants in the ESPPIII in fiscal 2016.

Defined Contribution Retirement Plans

Supplemental Executive Retirement Plan

Effective June 1, 2013, we implemented a supplemental retirement plan for a select group of management or highly compensated employees that are at the Vice President level and above of the Company under the Unified Grocers, Inc. Supplemental Executive Retirement Plan (the “SERP”). This plan was established to replace the

ESPPIII, which has been frozen. The SERP provides participating officers with supplemental retirement income in addition to the benefits provided under the Unified Cash Balance Plan and our 401(k) plans.

The SERP is a non-qualified defined contribution plan under which benefits are derived based on a notional account balance to be funded by us for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized “for the purpose of debiting or crediting additional amounts” to each participant’s account. We informally fund our obligation to plan participants in a rabbi trust, comprised of mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. Mutual funds reported at their estimated fair value of $2.0 million and $0.8 million at October 3, 2015 and September 27, 2014, respectively, are included in other assets in our consolidated balance sheets.

Upon separation, plan participants will receive a benefit based upon the vested amount accrued in their account, which includes our contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. Benefit expense for the SERP has been accrued under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of October 3, 2015 and September 27, 2014, we accrued $1.2 million and $1.2 million, respectively, in SERP expense (recorded in long-term liabilities, other in our consolidated balance sheets). See Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

Sheltered Savings Plan

The Company has a Sheltered Savings Plan (“SSP”), which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its nonunion employees. Prior to December 31, 2014, the Company matched, after an employee’s one year of service, each dollar deferred up to 4% of each participant’s eligible compensation and, at its discretion, matched 40% of amounts deferred between 4% and 8% of each participant’s eligible compensation. In response to changes in the Company’s Unified Cash Balance Plan (discussed previously herein), the Company amended the SSP on December 31, 2014. Commencing January 1, 2015, the Company increased its matching portion from 40% to 50% of a participant’s contributions over 4% and up to 8% of each participant’s eligible compensation. In addition, for each of the respective SSP plan years beginning January 1, 2015, January 1, 2016 and January 1, 2017, the Company will make an additional contribution on behalf of eligible participants (those who were participants in the Unified Cash Balance Plan as of December 31, 2014) from 1% up to 5% of a participant’s annual eligible compensation. At the end of each plan year, the Company may also contribute an amount equal to 2% of the compensation of those participants employed at that date. Participants are immediately 100% vested in the Company’s contribution.

The Company contributed approximately $5.1 million, $4.8 million and $5.1 million related to its SSP in the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

Deferred Compensation Plan II

The Company has a nonqualified Deferred Compensation Plan (“DCPII”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCPII. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies and mutual funds reported at their estimated fair value are included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $12.3 million and $13.2 million at October 3, 2015 and September 27, 2014, respectively. The estimated fair value of the mutual funds was negligible at October 3, 2015 and September 27, 2014. The liability to participants ($12.5 million and $12.7 million at October 3, 2015 and September 27, 2014, respectively) is included in long-term liabilities, other in the Company’s consolidated balance sheets. The rabbi trust is subject to the Company’s creditors’ claims in the event of its insolvency.

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

In December 2012, we amended the RMP to modify the eligibility requirements for the RMP. Effective as of the end of the first quarter of fiscal 2013, only employees of Unified who had reached 49 years of age with at least 15 years of continuous service with us as of the end of the first quarter of fiscal 2013 remained eligible to participate in the RMP. To receive benefits under the RMP, those employees who remain eligible must remain in continuous service with us through their retirement following the attainment of at least 55 years of age. We also reduced the benefits for those who remained eligible. Previously this was a lifetime benefit for the employee and their spouse. This was changed to a 15-year benefit for the employee only.

Officer Retiree Medical Plan

Officers who are at least 55 years of age and have seven years of service with us as an officer are eligible to participate in the Officer Retiree Medical Plan (the “ORMP”), which includes our Executive Medical Reimbursement Plan (the “EMRP”), following termination of employment. Pursuant to the EMRP, retired officers will be eligible for payment by the insurance plan of the portion of eligible expenses not covered under our health insurance plan.

Benefits under the ORMP are the same as under the RMP offered to non-union employees but with no annual premium caps, plus dental and vision benefits, continuation of the EMRP during retirement and extension of benefits for eligible dependents following the officer’s death. During retirement, officers are required to pay 25% of the ORMP premium to maintain coverage. Effective December 31, 2012, the eligibility provisions of the ORMP were frozen effective September 30, 2012; accordingly, no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in the ORMP. We also reduced the benefits for those who remained eligible. Previously this was a lifetime benefit for the employee and their spouse. This was changed to a 15-year benefit for the employee only.

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

In May 2013, the EIP was amended and restated effective as of June 1, 2013. For officers who were active on or after June 1, 2013, the EIP, as amended, provides a life insurance benefit of one and one-half times their annual salary (previously three times their annual salary) up to $1.2 million (reducing to 50% of the original amount at age 70) through group term life insurance. The group term life insurance coverage terminates upon retirement or termination. For active officers who were covered by the EIP at the time it was closed as of September 30, 2012, the EIP, as amended, also provides an additional fixed life insurance benefit amount, payable upon the participant’s death to their designated beneficiaries, based on such participant’s position with us as of June 1, 2013 as follows: $1,000,000 for the chief executive officer, $500,000 for executive vice president, $400,000 for senior vice presidents and $300,000 for vice presidents. Such fixed life insurance benefit amounts will not be adjusted for future promotions or increases in salary.

Life Plan

A certain group of retired non-union employees currently participate in a plan providing life insurance benefits for which active non-union employees are no longer eligible. This life insurance plan is noncontributory and is not funded.

Sick Leave Union Plan

Certain eligible union employees have a separate plan providing a lump-sum payout for unused days in the sick leave bank. The sick leave payout plan is noncontributory and is not funded.

Sick Leave Non-Union Plan

Prior to September 21, 2014, certain eligible non-union employees participated in a separate plan providing a lump-sum payout for unused days in the sick leave bank. Effective in fiscal 2014, in conjunction with the implementation of a PTO program for non-union employees, this plan was terminated and we recognized a one-time pre-tax gain of $2.5 million.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations at October 3, 2015 are summarized as follows:

(dollars in thousands)
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver borrowings	$161,800	$—	$161,800	$—	$—
Term loan borrowings	92,500	10,000	82,500	—	—
FILO loan borrowings	20,714	5,874	14,840	—	—
Operating lease obligations	73,714	20,900	33,672	13,915	5,227
Capital lease obligations	2,097	409	844	844	—
Other debt agreements	1,434	677	757	—	—
Projected interest on contractual obligations(1)	25,559	8,039	17,501	19	—

Total contractual obligations	$377,818	$45,899	$311,914	$14,778	$5,227

(1)	The projected interest component on our contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”).

Our commercial commitments at October 3, 2015 are summarized as follows:

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lease guarantees(1)	$845	$507	$338	$—	$—
Standby letters of credit(2)	645	645	—	—	—
Loan commitments	1,600	1,600	—	—	—

Total commercial commitments	$3,090	$2,752	$338	$—	$—

(1)	We are contingently liable with respect to one lease guarantee for a Member with a commitment expiring in 2017. We believe the location underlying this lease is marketable and, accordingly, that we will be able to recover a substantial portion of the guaranteed amount in the event we are required to satisfy our obligation under the guarantee.

(2)	We guarantee standby letters of credit to certain beneficiaries to secure various bank, insurance and vendor obligations. We would be obligated under the standby letters of credit to the extent of any amount utilized by the beneficiaries.

The following items have been excluded from the foregoing tables:

•	Projected funding obligations for the Unified Cash Balance Plan and ESPPIII (zero and $3.6 million, respectively, projected through fiscal 2016); and

•	Long-term liabilities for asset retirement obligations ($1.7 million at October 3, 2015).

The items above have been excluded from the foregoing tables based on the following:

•

Projected pension funding obligations—a reasonably reliable estimate of the timing and amount of future funding obligations cannot be determined beyond fiscal 2016 due to the uncertainty and variability of actuarial assumptions upon which the determination of such amounts is dependent.

•	Long-term liabilities for asset retirement obligations—a reasonably reliable estimate of the timing of future asset retirements and related incurrence of expense cannot be determined.

Obligations under our Unified Cash Balance Plan and ESPPIII are disclosed in Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” Asset retirement obligations are included in long-term liabilities, other in the accompanying consolidated balance sheets as of October 3, 2015 and September 27, 2014.

Outstanding Debt and Other Financing Arrangements

Our notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 3, 2015	September 27, 2014
Secured revolver borrowings under credit agreements	$161,800	$151,500
Secured term loan borrowings under credit agreement	92,500	36,119
Secured FILO borrowings under credit agreement	20,714	—
Senior secured notes	—	48,817
Obligations under capital leases	2,097	—
Other debt agreements	1,434	2,095

Total notes payable	278,545	238,531
Less portion due within one year	16,960	7,502

	$261,585	$231,029

Secured Credit Agreements—Credit Agreement and GCC Loan Agreement

As discussed in “Credit Facilities” we are party to both the Credit Agreement and GCC Loan Agreement. Our outstanding revolver borrowings under the Credit Agreement increased to $161.8 million (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum) at October 3, 2015 from $145.0 million (Eurodollar and Base Rate Loans at a blended average rate of 1.93% per annum) at September 27, 2014. Our outstanding term loan borrowings under the Credit Agreement were $92.5 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum) and $36.1 million (Eurodollar and Base Rate Loans at a blended average rate of 2.18% per annum) at September 27, 2014. Our outstanding FILO borrowings under the Credit Agreement were $20.7 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum) and zero at September 27, 2014. GCC had revolving loan borrowings of zero and $6.5 million, bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at October 3, 2015 and September 27, 2014, respectively.

Senior Secured Notes

Prior to December 18, 2014, we were party to a Senior Note Agreement with the then-current Noteholders and John Hancock, acting in its capacity as collateral agent for the then-current noteholders, collectively referred to herein as the “Hancock Debt,” which originally consisted of three tranches of senior debt: $46.0 million, $40.0 million and $25.0 million with interest rates of 6.421%, 7.157% and 6.82%, respectively. On June 28, 2013, we entered into the seventh amendment (“Seventh Amendment”) to the Senior Note Agreement. Certain capitalized terms used in this description of the Seventh Amendment have the meanings given to them in the Seventh Amendment. The Seventh Amendment released the liens held by the Noteholders on certain of our real properties (the mechanized distribution center in Commerce, California and the dairy facility in Los Angeles, California), and provided for modifications to and deletions of certain financial covenants, including the deletion of a financial covenant that had been previously provided for relating to the maximum permitted Indebtedness to Consolidated EBITDAP Ratio. The released properties now are collateral security for the lenders party to the Credit Agreement. In exchange, we paid the Noteholders $50 million plus all accrued and unpaid interest on the prepayment and paid the applicable Make-Whole Amount of $9.4 million, as calculated per the Senior Note Agreement, as well as an amendment fee of 0.5% of the outstanding principal balance of the Hancock Debt after giving effect to the prepayment contemplated by the Seventh Amendment. The prepayment was applied first to the Tranche C Notes (paid in full) with the remainder applied to the Tranche B Notes. The Seventh Amendment increased the fixed interest rate, effective July 1, 2013, for the Tranche A Notes to 7.907% per annum until the January 1, 2016 maturity date. The fixed interest rate for the unpaid portion of the Tranche B Notes, effective July 1, 2013, increased to 7.171% per annum until the January 1, 2016 maturity date. At the January 1, 2016 maturity date, a balloon payment of $45.6 million was due.

On December 18, 2014, we prepaid in full the Hancock Debt. We prepaid principal and interest on the Hancock Debt in the amount of $48.5 million, and paid the applicable Make-Whole Amount of $3.0 million, as calculated per the Senior Note Agreement, in connection with the prepayment. See Item 1.01. “Entry into a Material Definitive Agreement—Amendment and Restatement of Credit Facility” of our Current Report on Form 8-K, filed on December 19, 2014, for additional information.

We had a total of zero and $48.8 million outstanding at October 3, 2015 and September 27, 2014, respectively, in Hancock Debt.

Capital Lease Agreements

During fiscal 2015, we entered into three capital lease agreements for equipment purchases. Two of the capital lease agreements bear an interest rate of 2.09% and one capital lease agreement bears an interest rate of 2.26%. The three capital lease agreements mature in fiscal 2020. At October 3, 2015, the outstanding loan balance under the three capital leases totaled $2.1 million.

Other Debt Agreements

During fiscal 2013, we entered into three secured credit facilities to finance our purchase of tractors. These agreements bear interest at a rate of 2.2% and mature in fiscal 2018. At October 3, 2015 and September 27, 2014, the outstanding loan balance under these three agreements totaled $1.4 million and $2.1 million, respectively.

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

Insurance Reserves.    As disclosed in Note 3, “Assets Held for Sale/Discontinued Operations,” in Part II, Item 8, “Financial Statements and Supplementary Data,” our Insurance segment was sold in October 2015 and is no longer part of our continuing operations. The former insurance subsidiaries provided various types of insurance products to our Members and us, including workers’ compensation, general liability and auto. One of the former insurance subsidiaries, Springfield Insurance Company, is regulated by the California Department of Insurance and is subject to the rules and regulations promulgated by the California Department of Insurance. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. We regularly assessed the sufficiency of our loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. We maintain appropriate reserves to cover anticipated payments up to the excess coverage amount. For additional discussion related to our accounting for insurance reserves, See Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information. Insurance reserves maintained by our former insurance subsidiaries and our reserve for projected payouts totaled approximately $64.5 million as of October 3, 2015 and $65.2 million as of September 27, 2014, net of anticipated reinsurance recoveries of $26.4 million and $20.4 million, respectively. These reserves are included in liabilities held for sale—current in our consolidated balance sheets at October 3, 2015 and September 27, 2014.

Revenue Recognition.    We recognize revenue in accordance with U.S. GAAP and with SEC issued Staff Accounting Bulletin Topic 13, “Revenue Recognition,” which clarifies certain existing accounting principles for the timing of revenue recognition and classification of revenues in the financial statements. Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectability is reasonably assured. Revenue generated from our Wholesale Distribution segment is not recognized until title and risk of loss is transferred to the customer, which occur upon delivery of the products. Provisions for discounts, rebates to customers, and returns are provided for at the time the related sales are recorded, and are reflected as a reduction of sales. Service revenues are recognized when such services have been rendered. Taxes collected from our customers and remitted to governmental authorities are reported on a net basis.

We make available to our customers additional products through vendor direct arrangements with certain preferred providers. Revenues and costs from these vendors are recorded gross when we are the primary obligor in a transaction, are subject to inventory or credit risk, have latitude in establishing price and selecting suppliers, or have several, but not all, of these indicators. If we are not the primary obligor and amounts earned have little or no inventory or credit risk, revenue is recorded net when earned.

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of our consolidated financial statements requires management to make estimates of the collectability of its accounts and notes receivable. Our trade and short-term notes receivable, net was approximately $192.3 million and $187.8 million (including approximately $4.3 million and $5.4 million of short-term notes receivable) at October 3, 2015 and September 27,

2014, respectively. Our long-term notes receivable, net was approximately $17.5 million and $16.3 million at October 3, 2015 and September 27, 2014, respectively. We regularly analyze our accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, we utilize several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, we consider in our reserve calculations collateral such as Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results. Our allowance for doubtful accounts for trade and short-term notes receivable was approximately $4.2 million and $3.3 million at October 3, 2015 and September 27, 2014, respectively, and zero for long-term notes receivable at both October 3, 2015 and September 27, 2014.

Goodwill and Intangible Assets.    The Merger with United and the Acquisition of AG resulted in the recording of goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired businesses. The carrying value of the goodwill was $37.8 million at both October 3, 2015 and September 27, 2014. Although the sales volume and customer base of the combined entity remains strong, significant reductions in our distribution volume in the future could potentially impair the carrying amount of goodwill, necessitating a write-down of this asset.

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

We evaluate our goodwill for impairment pursuant to ASC Topic 350-20 “Intangibles—Goodwill and other—Goodwill” (“ASC Topic 350-20”) which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. For the annual goodwill impairment test, entities have the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit-by-reporting-unit basis. If after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in ASC Topic 350-20. An entity that does not elect to use the qualitative analysis and proceeds directly to step one would not need to evaluate the qualitative factors as part of the annual impairment analysis. The two-step impairment test process consists of the following: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. When performing a quantitative assessment, we estimate the fair value of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology, which requires us to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, growth rates, and discount rates, among others. For the market approach, we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill. We evaluate our goodwill for impairment at the end of the third quarter for each fiscal year. Accordingly, we tested our goodwill using a qualitative assessment and noted no impairment for the fiscal quarter ended June 27, 2015.

In addition to the annual goodwill impairment test required under ASC Topic 350-20, during fiscal 2015 and 2014, we assessed whether events or circumstances occurred that potentially indicate that the carrying amount of goodwill may not be recoverable. We concluded that there were no such events or changes in circumstances during fiscal 2015 and 2014. Consequently, no impairment charges were recorded in fiscal 2015 and 2014.

Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. In accordance with ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU No. 2012-02”), we analyzed several qualitative factors to determine whether it was more likely than not that an indefinite-lived intangible asset was impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment would be measured as the difference between the fair value of the asset and its carrying value. We concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2015 and 2014.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. We concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2015 and 2014.

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

On a quarterly basis, we assess whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived asset groups may not be recoverable. We concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2015 and 2014.

Tax Valuation Allowances.    We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. We had approximately $40.4 million and $37.0 million in net deferred tax assets at October 3, 2015 and September 27, 2014, respectively. We evaluated the available positive and negative evidence in assessing our ability to realize the benefits of the net deferred tax assets at October 3, 2015 and September 27, 2014. As of October 3, 2015 and September 27, 2014,

respectively, we determined that a valuation allowance of $29.3 million and $9.7 million was required to reduce the net deferred tax assets to a sustainable level. The remaining net deferred tax assets should be realized through future operating results, tax planning and the reversal of temporary differences. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be a charge to income in the period such determination was made. Of the net deferred tax assets, $9.2 million and $9.0 million are classified as current assets in deferred income taxes and $31.2 million and $28.0 million are included in other assets in the accompanying consolidated balance sheets (see Part II, Item 8, “Financial Statements and Supplementary Data”) as of October 3, 2015 and September 27, 2014, respectively.

Pension and Postretirement Benefit Plans.    Our non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Certain eligible union employees participate in a separate plan providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored ESPPIII, which provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. We account for these benefit plans in accordance with ASC Topic 715, “Compensation—Retirement Benefits” and ASC Topic 712, “Compensation—Nonretirement Postemployment Benefits” and ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans—General”, which require us to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trends. The assumptions are regularly evaluated by management in consultation with outside actuaries. While we believe the underlying assumptions are appropriate, the carrying value of the related liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

Pursuant to ASC Topic 715-20, “Compensation—Retirement Benefits—Defined Benefits Plans—General” (“ASC Topic 715-20”), we (1) recognize the funded status of pension and other postretirement benefit plans on our balance sheet and (2) measure plan assets and obligations at our year-end balance sheet date.

We contribute to collectively-bargained, multiemployer defined benefit pension plans in accordance with the provisions of negotiated labor contracts. The amount of our contribution is determined according to provisions of collective bargaining agreements.

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

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at October 3, 2015 and the current market conditions, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $2.8 million. See Note 18 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion regarding the fair value of notes payable.

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

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. In fiscal 2015, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Unified Grocers, Inc.:

We have audited the accompanying consolidated balance sheets of Unified Grocers, Inc. and Subsidiaries (the “Company”) as of October 3, 2015, and September 27, 2014, and the related consolidated statements of earnings (loss), comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the three years in the period ended October 3, 2015. Our audits also included the financial statement schedule listed in the index at Part IV, Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unified Grocers, Inc. and Subsidiaries as of October 3, 2015, and September 27, 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 3, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ MOSS ADAMS LLP

Los Angeles, California

June 1, 2016

Unified Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	October 3, 2015	September 27, 2014
Assets

Current Assets:
Cash and cash equivalents	$3,056	$1,207
Accounts and current portion of notes receivable, net of allowances of $4,171 and $3,301 at October 3, 2015 and September 27, 2014, respectively	191,744	187,802
Inventories	279,576	257,325
Prepaid expenses and other current assets	10,814	8,204
Deferred income taxes	9,210	8,971
Assets held for sale – current	125,904	123,729

Total current assets	620,304	587,238
Properties and equipment, net	163,808	161,871
Investments	13,069	13,269
Notes receivable, less current portion and net of allowances of $54 and $44 at October 3, 2015 and September 27, 2014, respectively	17,523	16,296
Goodwill	37,846	37,846
Other assets, net	111,775	111,697

Total Assets	$964,325	$928,217

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$281,478	$248,854
Accrued liabilities	46,287	45,366
Current portion of notes payable	16,960	7,502
Members’ deposits and declared patronage dividends	10,175	11,609
Liabilities held for sale – current	99,682	96,350

Total current liabilities	454,582	409,681
Notes payable, less current portion	261,585	231,029
Long-term liabilities, other	161,180	137,431
Members’ and Non-Members’ deposits	7,995	8,412
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 122,500 and 129,500 shares outstanding at October 3, 2015 and September 27, 2014, respectively	23,088	24,371
Class B Shares: 2,000,000 shares authorized, 410,537 and 413,522 shares outstanding at October 3, 2015 and September 27, 2014, respectively	75,198	75,670
Class E Shares: 2,000,000 shares authorized, 205,704 and 208,513 shares outstanding at October 3, 2015 and September 27, 2014, respectively	20,570	20,851
Retained earnings—allocated	25,748	48,340
Retained earnings—non-allocated	6,864	6,864

Total retained earnings	32,612	55,204
Receivable from sale of Class A Shares to Members	(255)	(383)
Accumulated other comprehensive loss	(72,230)	(34,049)

Total shareholders’ equity	78,983	141,664

Total Liabilities and Shareholders’ Equity	$964,325	$928,217

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings (Loss)

(dollars in thousands)

	Fiscal Years Ended
	October 3, 2015 (53 weeks)	September 27, 2014 (52 weeks)	September 28, 2013 (52 weeks)
Net sales (gross billings including vendor direct arrangements were $4,144,641, $3,865,966 and $3,723,601 for fiscal years fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively)	$4,027,620	$3,753,560	$3,672,459
Cost of sales	3,744,335	3,466,897	3,383,190
Distribution, selling and administrative expenses	281,469	264,988	277,063

Operating income	1,816	21,675	12,206
Interest expense	(9,978)	(11,197)	(12,788)
Loss on early extinguishment of debt	(3,200)	—	(9,788)

(Loss) earnings before patronage dividends and income taxes	(11,362)	10,478	(10,370)
Patronage dividends	(7,234)	(9,395)	(9,609)

(Loss) earnings before income taxes	(18,596)	1,083	(19,979)
Income tax benefit (provision)	3,951	(1,508)	7,495

Net loss from continuing operations	(14,645)	(425)	(12,484)

Discontinued operations:
Loss from discontinued operations, net of income tax benefit of $0, $2,914 and $2,587 for fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively	(3,701)	(4,981)	(5,160)
Loss on pending sale of discontinued operations	(3,173)	—	—

Net loss from discontinued operations	(6,874)	(4,981)	(5,160)

Net loss	$(21,519)	$(5,406)	$(17,644)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings (Loss)

(dollars in thousands)

	Fiscal Years Ended
	October 3, 2015 (53 weeks)	September 27, 2014 (52 weeks)	September 28, 2013 (52 weeks)
Net loss	$(21,519)	$(5,406)	$(17,644)

Other comprehensive (loss) earnings, net of income taxes:
Unrealized net holding (loss) gain on investments, net of income tax benefit of $(364), $(189) and $(608) for fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively	(683)	(351)	(1,155)
Defined benefit pension plans and other postretirement benefit plans: Unrecognized prior service credits and gains arising during the period, and accelerated recognition of existing unrecognized prior service credit and unrecognized gains and losses, as a result of curtailment, net of income tax (benefit) expense of $(13,157), $(8,357) and $25,812 for fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively	(24,087)	(15,242)	49,028
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans	(13,411)	(6,176)	—

Comprehensive (loss) earnings	$(59,700)	$(27,175)	$30,229

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)

For the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013	Class A		Class B		Class E		Retained Earnings	Receivable from sale of Class A Shares	Accumulated Other Comprehensive Earnings (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, September 29, 2012	149,450	27,922	434,598	78,411	251,808	25,181	84,229	(661)	(60,153)	154,929
Class A Shares issued	350	111								111
Class A Shares redeemed	(11,900)	(2,275)					(1,478)			(3,753)
Class A Shares converted to Class B Shares	(350)	(86)	350	86						—
Class B Shares issued			5,656	1,633						1,633
Class B Shares redeemed			(9,567)	(1,576)			(1,338)			(2,914)
Class E Shares repurchased					(405)	(41)	4			(37)
Net loss – allocated							(17,644)			(17,644)
Decrease in receivable due to payment for Class A Shares by members								448		448
Net unrealized loss on depreciation of investments (net of deferred tax asset of $608)									(1,155)	(1,155)
Defined benefit pension plans and other postretirement benefit plans: Net unrecognized prior service credit, and accelerated recognition of existing unrecognized prior service credit and unrecognized gains and losses, as a result of curtailment and gains (losses) arising during period (net of deferred tax liability of $25,812)									49,028	49,028

Balance, September 28, 2013	137,550	25,672	431,037	78,554	251,403	25,140	63,773	(213)	(12,280)	180,646
Class A Shares issued	1,400	391								391
Class A Shares redeemed	(9,800)	(1,748)					(1,017)			(2,765)
Class B Shares converted to Class A Shares	350	56	(350)	(56)						—
Class B Shares issued			2,102	587						587
Class B Shares redeemed			(19,267)	(3,415)			(2,146)			(5,561)
Class E Shares repurchased					(42,890)	(4,289)	—			(4,289)
Net loss – allocated							(5,406)			(5,406)
Increase in receivable due to subscription for Class A Shares by members								(170)		(170)
Net unrealized loss on depreciation of investments (net of deferred tax asset of $189)									(351)	(351)
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service costs (credits) arising during the period, and changes in unrecognized gains and losses arising during the period (net of deferred tax asset of $8,357)									(15,242)	(15,242)
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans									(6,176)	(6,176)

Balance, September 27, 2014	129,500	$24,371	413,522	$75,670	208,513	$20,851	$55,204	$(383)	$(34,049)	$141,664
Class A Shares issued	—	—								—
Class A Shares redeemed	(7,000)	(1,283)					(673)			(1,956)
Class B Shares converted to Class A Shares	—	—	—	—						—
Class B Shares issued			—	—						—
Class B Shares redeemed			(2,985)	(472)			(400)			(872)
Class E Shares repurchased					(2,809)	(281)	—			(281)
Net loss – allocated							(21,519)			(21,519)
Decrease in receivable due to payment for Class A Shares by members								128		128
Net unrealized loss on depreciation of investments (net of deferred tax asset of $364)									(683)	(683)
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service costs (credits) arising during the period, and changes in unrecognized gains and losses arising during the period (net of deferred tax asset of $13,157)									(24,087)	(24,087)
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans									(13,411)	(13,411)

Balance, October 3, 2015	122,500	$23,088	410,537	$75,198	205,704	$20,570	$32,612	$(255)	$(72,230)	$78,983

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Years Ended
	October 3, 2015 (53 weeks)	September 27, 2014 (52 weeks)	September 28, 2013 (52 weeks)
Cash flows from operating activities:
Net loss	$(21,519)	$(5,406)	$(17,644)
Less: Net loss from discontinued operations	(3,701)	(4,981)	(5,160)
Less: Loss on pending sale of discontinued operations	(3,173)	—	—

Net loss from continuing operations	(14,645)	(425)	(12,484)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	31,041	27,850	25,186
Provision for doubtful accounts	1,942	207	1,268
(Gain) loss on sale of properties and equipment	(192)	(104)	596
Gain on curtailment of other postretirement benefit plans	—	—	(2,685)
Loss on early extinguishment of debt	3,200	—	9,788
Deferred income taxes	(3,719)	6,413	(8,951)
Pension contributions	—	(8,378)	(7,355)
(Increase) decrease in assets:
Accounts receivable	(12,204)	(15,936)	(1,623)
Inventories	(22,251)	(6,082)	(3,976)
Prepaid expenses and other current assets	(2,503)	2,682	493
Increase (decrease) in liabilities:
Accounts payable	35,760	25,363	1,982
Accrued liabilities	(1,929)	2,305	(4,209)
Long-term liabilities, other	(13,483)	(7,956)	4,021

Net cash provided by continuing operating activities	1,017	25,939	2,051
Net cash utilized for pending sale of discontinued operations	(3,173)	—	—

Net cash (utilized) provided by continuing operating activities	(2,156)	25,939	2,051
Net cash provided by discontinued operating activities	5,820	7,924	2,711

Net cash provided by operating activities	3,664	33,863	4,762

Cash flows from investing activities:
Purchases of properties and equipment	(9,221)	(9,938)	(10,194)
Purchases of securities and other investments	(10,000)	—	—
Proceeds from maturities or sales of securities and other investments	200	—	—
Origination of notes receivable	(1,973)	(1,138)	(7,982)
Collection of notes receivable	4,424	5,100	4,486
Proceeds from sales of properties and equipment	192	112	315
Increase in other assets	(7,663)	(10,457)	(12,766)

Net cash utilized by continuing investing activities	(24,041)	(16,321)	(26,141)
Net cash utilized by discontinued investing activities	(4,488)	(8,238)	(3,843)

Net cash utilized by investing activities	(28,529)	(24,559)	(29,984)

Cash flows from financing activities:
Net revolver (repayments) borrowings under secured credit agreements	10,300	3,000	53,000
Borrowings of notes payable	86,262	—	44,209
Repayments of notes payable	(58,678)	(7,287)	(54,753)
Payment of deferred financing fees	(1,983)	(341)	(3,207)

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

(dollars in thousands)

	Fiscal Years Ended
	October 3, 2015 (53 weeks)		September 27, 2014 (52 weeks)	September 28, 2013 (52 weeks)
Payment of debt extinguishment costs		(3,023)	—	(9,608)
Decrease in Members’ deposits and declared patronage dividends		(1,434)	(83)	(417)
(Decrease) increase in Members’ and Non-Members’ deposits		(417)	2,623	(1,686)
Decrease (increase) in receivable from sale of Class A Shares to Members, net		128	(170)	448
Repurchase of shares from Members		(3,109)	(8,694)	(6,704)
Issuance of shares to Members		—	978	1,744

Net cash provided (utilized) by continuing financing activities		28,046	(9,974)	23,026
Net cash utilized by discontinued financing activities		—	—	—

Net cash provided (utilized) by financing activities		28,046	(9,974)	23,026

Net increase (decrease) in cash and cash equivalents from continuing operations		1,849	(356)	(1,064)
Cash and cash equivalents at beginning of year		1,207	1,563	2,627

Cash and cash equivalents at end of year		$3,056	$1,207	$1,563

Supplemental disclosure of cash flow information:
Interest paid during the year		$8,538	$10,317	$11,171
Income taxes paid during the year		$114	$213	$9

Supplemental disclosure of non-cash items:
Capital leases		$2,130	$—	$—
Write-down of exit cost liability associated with acquisition of Associated Grocers, Inc.		$—	$—	$1,151
Write-off of unamortized deferred financing fees due to debt extinguishment		$177	$—	$180
Conversion of Class A Shares to Class B Shares		$—	$—	$86
Conversion of Class B Shares to Class A Shares	$		$57	$—
Assets received, net of liabilities assumed, from conversion of receivables	$		$3,920	$—
Shares redeemed for settlement of receivables	$		$(3,920)	$—

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended October 3, 2015, September 27, 2014 and September 28, 2013

1.    Basis of Presentation and Summary of Significant Accounting Policies

Nature of Business.    Unified Grocers, Inc. (“Unified” or the “Company”) is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. The Company’s customers range in size from single store operators to regional supermarket chains. The Company sells a wide variety of products typically found in supermarkets. The Company’s customers include its owners (“Members”) and non-owners (“Non-Members”). The Company sells products through Unified or through its specialty food division (Market Centre) and international sales subsidiary (Unified International, Inc.). The Company reports all product sales in its Wholesale Distribution segment. The Company also provides support services to its customers through the Wholesale Distribution segment, including promotional planning, retail technology, equipment purchasing services and real estate services, and through separate subsidiaries, including insurance (until the sale of the Insurance segment on October 7, 2015) and financing. Insurance activities are reported in Unified’s discontinued operations, while finance activities are grouped within Unified’s All Other business activities. The availability of specific products and services may vary by geographic region. Members affiliated with directors of the Company purchase groceries and related products and services from the Company in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements.

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

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2015 is comprised of 53 weeks, while 2014 and 2013 each were comprised of 52 weeks.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At October 3, 2015 and September 27, 2014, the Company had book overdrafts of $88.1 million and $82.4 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

Fair Value Measurements.    The Company evaluates the fair value of its assets and liabilities in accordance with Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) and ASC Topic 825, “Financial Instruments” (“ASC Topic 825”).

Management has evaluated its assets and liabilities valued at fair value as follows:

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

See Note 18 “Fair Value of Financial Instruments”for further information.

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

For the annual goodwill impairment test, entities have the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit-by reporting-unit basis. If after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in ASC Topic 350. An entity that does not elect to use the qualitative analysis and proceeds directly to step one would not need to evaluate the qualitative factors as part of the annual impairment analysis.

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

The Company evaluates goodwill (reported entirely within the Wholesale Distribution segment) for impairment at the end of the third quarter of each fiscal year. In addition to the annual goodwill impairment test required under ASC Topic 350-20, during fiscal 2015 and 2014, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of goodwill and intangible assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2015 and 2014. Consequently, no impairment charges were recorded in fiscal 2015 and 2014.

On September 30, 2007, the Company completed the purchase of certain assets and assumed certain liabilities and obligations related to the operation of Associated Grocers, Incorporated (“AG”) and its subsidiaries of Seattle, Washington (the “AG Acquisition”). The Company estimated costs incurred to exit facilities acquired as part of the AG Acquisition, and such costs were accrued as purchase accounting exit cost liabilities and included in goodwill as part of the AG Acquisition, which was accounted for under FASB Statement No. 141, “Business Combinations” (“FAS 141”). The guidance under FAS 141 remains applicable to the Company given that the AG Acquisition date occurred prior to the effective date of the adoption of FASB Statement No. 141(R), “Business Combinations (Revised 2007)”—(now codified in ASC 805), which was adopted by the Company in the first quarter of fiscal 2010. During fiscal 2013, the actual cost of the exit plan for one of the Seattle facilities was determined to be $1.2 million less than the amount originally accrued, and the reduction in the exit cost liability was recognized with a corresponding reduction in goodwill.

Intangible assets, excluding goodwill, are included in other assets in the consolidated balance sheets. Intangible assets, other than goodwill and trademarks, are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 3 to 144 months on a straight-line or accelerated basis. As of October 3, 2015 and September 27, 2014, balances of intangible assets with finite lives, net of accumulated amortization, goodwill and trademarks were as follows:

(dollars in thousands)
October 3, 2015	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3-91 months	$28,236	$19,731	$8,505
Customer relationships	144 months	7,180	4,526	2,654
Label redesign costs	52-60 months	1,836	235	1,601
Goodwill and Intangible assets not subject to amortization:
Goodwill				$37,846
Trademarks				3,010
(dollars in thousands)
September 27, 2014	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3-81 months	$23,500	$12,173	$11,327
Customer relationships	156 months	7,180	4,080	3,100
Label redesign costs	60 months	469	—	469
Goodwill and Intangible assets not subject to amortization:
Goodwill				$37,846
Trademarks				3,010

Amortization expense for other intangible assets was $10.6 million, $7.6 million and $5.4 million for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively. Amortization expense for other intangible assets is estimated to be $5.7 million in fiscal 2016, $2.2 million in fiscal 2017, $1.4 million in fiscal 2018, $1.4 million in fiscal 2019, $0.9 million in fiscal 2020 and $1.2 million thereafter.

Capitalized Software Costs.    The Company capitalizes costs associated with the development of software for internal use pursuant to ASC Topic 350-40 “Intangibles—Goodwill and Other—Internal use software” and amortizes the costs over a 3 to 5-year period. These costs were $12.4 million and $10.7 million (net of accumulated amortization of $56.8 million and $51.9 million) at October 3, 2015 and September 27, 2014, respectively, and are included in other assets in the consolidated balance sheets. Costs incurred in planning, training and post-implementation activities are expensed as incurred.

Long-Lived Asset Groups.    The Company reviews long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset group is the unit of accounting for a long-lived asset or assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to expected future cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived asset groups may not be recoverable. The Company concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2015 and 2014.

Lease and Loan Guarantees.    The Company evaluates lease and loan guarantees pursuant to ASC Topic 460 “Guarantees” (“ASC Topic 460”). Guarantees meeting the characteristics described in the interpretation are initially recorded at fair value. The Company is contingently liable for certain leases guaranteed for certain Members (See Notes 9 and 20).

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

The Company’s vendor direct arrangements (recorded net) totaled $117.0 million, $112.4 million and $51.1 million for the years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

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

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of distribution, selling and administrative expenses. Shipping and handling costs were $245.1 million, $224.9 million and $231.5 million for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

Environmental Costs.    The Company expenses, on a current basis, certain recurring costs incurred in complying with environmental regulations and remediating environmental pollution. The Company also reserves for certain non-recurring future costs required to remediate environmental pollution for which the Company may be liable whenever, by diligent legal and technical investigation, the scope or extent of pollution has been determined, the Company’s contribution to the pollution has been ascertained, remedial measures have been specifically identified as practical and viable, and the cost of remediation and the Company’s proportionate share can be reasonably estimated.

Comprehensive Earnings (Loss).    Comprehensive earnings (loss) are net earnings, plus certain other items that are recorded by the Company directly to accumulated other comprehensive earnings (loss), bypassing net earnings. See Note 19 “Accumulated Other Comprehensive Earning (Loss)” for further information.

Recently Adopted and Recently Issued Authoritative Accounting Guidance

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principle objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. The Company will adopt ASU No. 2016-02 commencing in the first quarter of fiscal 2020. The Company is currently assessing the impact this standard may have on its financial statements and the related expansion of its footnote disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”). The principle objective of ASU No. 2016-01 is to improve the reporting of financial instruments in order to provide users of financial statements with more decision-useful information. ASU No. 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The amendment also affects the presentation and disclosure requirements for financial instruments. ASU No. 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2016-01 commencing in the first quarter of fiscal 2019. The Company is currently assessing the impact this standard may have on its financial statements and the related expansion of its footnote disclosures.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes,” which changes how deferred taxes are classified on organizations’ balance sheets.

ASU No. 2015-17 eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.

The amendments apply to all organizations that present a classified balance sheet. The amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company will adopt ASU No. 2015-17 commencing in the first quarter of fiscal 2018. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting – Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965) – (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient” (“ASU No. 2015-12”). ASU No. 2015-12 covers three distinct items. Item I removes the requirement to disclose fully benefit-responsive investment contracts at their fair value with a reconciliation to their contract value. A fully benefit-responsive investment contract’s relevant measure is the contract amount as that is the amount a participant would receive upon disbursement. Item II eliminates the current requirement to disclose (1) individual investments that represent 5% or more of net assets available for benefits and (2) the net appreciation or depreciation for investments by general type for investments that are participant-directed or non-participant directed investments. Companies are still required to disclose the net appreciation or depreciation of investments in the aggregate for the period, but are no longer required to present the information disaggregated by general type. Item III amends each of the above topics to allow a practical expedient for measurement of plan assets on a month-end date that is nearest to the Company’s fiscal year-end. ASU No. 2015-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Retrospective application is required for items I and II; however, only prospective application is allowed for item III. Early adoption of ASU No. 2015-12 is permitted. The Company early adopted ASU No. 2015-12 beginning with the Company’s fiscal year-end 2015. ASU No. 2015-12 did not have an impact on the Company’s financial statements and had a minimal impact on the related footnote disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330)—Simplifying the Measurement of Inventory” (“ASU No. 2015-11”). ASU No. 2015-11 requires entities to measure most inventory at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU No. 2015-11 will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company will adopt ASU No. 2015-11 commencing in the first quarter of fiscal 2018. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820)—Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU No. 2015-07”). ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient and instead requires disclosure of sufficient information about these investments to permit reconciliation of the fair value of investments categorized within the fair value hierarchy to the investments presented in the consolidated balance sheet. ASU No. 2015-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Retrospective application is required. Early application of ASU No. 2015-07 is permitted. The Company anticipates that it will elect early adoption of ASU No. 2015-07 coincident with the Company’s fiscal year end 2016. Other than the reduction of certain disclosures for its defined benefit plan investments that use the net asset value per share practical expedient, the Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation—Retirement Benefits (Topic 715)—Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU No. 2015-04”). ASU No. 2015-04 provides an entity whose fiscal year does not coincide with a calendar month-end to utilize a practical expedient for the measurement of the entity’s defined benefit plan assets. The practical expedient allows an entity to measure its plan assets as of the nearest calendar month-end that is closest to the entity’s fiscal year-end. The month-end selected must be consistently used amongst all plans if an entity has more than one plan and must be applied consistently from year to year. ASU No. 2015-04 also provides guidance for significant events that occur between the entity’s fiscal year-end and the month-end selected for measurement. If the event is an entity-initiated event that results in a plan remeasurement, then the plan assets must also be revalued (there is a practical expedient allowed similar to the overall practical expedient). If the event is out of the entity’s control (for example, changes in market prices or interest rates), the entity is not required to remeasure the assets. An entity must disclose the practical expedient election and the date used to measure the assets and obligations. ASU No. 2015-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company will adopt ASU No. 2015-04 commencing in the first quarter of fiscal 2017. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest—Imputation of Interest (Subtopic 835-30)—Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. Entities should apply the amendments in ASU No. 2015-03 on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.

Since the issuance of ASU No. 2015-03, it has been unclear whether and, if so, how ASU No. 2015-03 applies to revolving debt arrangements. At the Emerging Issues Task Force’s June 18, 2015 meeting, the SEC staff clarified that ASU No. 2015-03 does not address debt issuance costs associated with such arrangements and announced that it would “not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the costs ratably over the term of the revolving debt arrangement.” The Company anticipates that it will elect to apply the accounting policy outlined by the SEC staff as stated above. Under that policy, an entity presents remaining unamortized debt issuance costs associated with a revolving debt arrangement as an asset even if the entity currently has a recognized debt liability for amounts outstanding under the arrangement. Further, such costs are amortized over the life of the arrangement even if the entity repays previously drawn amounts.

For public entities, ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company will adopt ASU No. 2015-03 commencing in the first quarter of fiscal 2017. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). The FASB indicated that ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards that (1) removes inconsistencies and weaknesses in revenue requirements; (2) provides a more robust framework for addressing revenue issues; (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provides more useful information to users of financial statements through improved disclosure requirements; and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date for ASU No. 2014-09 would have required the Company to adopt commencing in the first quarter of fiscal 2018. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 for an additional year and provided the option to elect early adoption of ASU No. 2014-09 on the original effective date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”). ASU No. 2016-08 does not change the core principle of the guidance under ASU No. 2014-09; however, it does clarify the implementation guidance on principal versus agent considerations and includes indicators to assist in evaluating whether an entity controls the good or the service before it is transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing” (“ASU No. 2016-10”). ASU No. 2016-10 does not change the core principle of the guidance under ASU No. 2014-09; however, it does clarify the implementation guidance on identifying performance obligations and licensing while retaining the related principles for those areas. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Accordingly, the Company will adopt ASU No. 2014-09 commencing in the first quarter of fiscal 2019. The Company is currently assessing the impact this standard may have on its consolidated financial statements and the related expansion of its footnote disclosures.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU No. 2013-11”). ASU No. 2013-11 requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such asset is available. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. ASU No. 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted ASU No. 2013-11 in fiscal 2015. The adoption of ASU No. 2013-11 did not have a material impact on the Company’s consolidated financial statements or the related footnote disclosures.

2.    Audit Committee Investigation

Background

In its Notification of Late Filing on Form 12b-25 dated December 19, 2014, with respect to the Company’s Annual Report on Form 10-K for the year ended September 27, 2014, the Company announced that the Audit Committee of the Company’s Board of Directors (“Audit Committee”) was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters (the “Audit Committee Investigation”).

In conjunction with the findings of the Audit Committee Investigation, and in consultation with outside actuarial professionals engaged by the Audit Committee and by the Company, management has concluded that errors existed in the insurance reserves reported within the Company’s previously issued financial statements. Management has determined that the quantitative effect and qualitative nature of the errors do not require restatement and re-issuance of previously issued financial statements. As noted in Note 3, “Assets Held for Sale/Discontinued Operations,” the Company’s Insurance segment was sold on October 7, 2015 and is no longer part of the Company’s continuing operations.

Case Reserve Practices

The Company has determined, in conjunction with the findings of the Audit Committee Investigation that during fiscal year 2014 and the prior periods presented in this Form 10-K, the case reserving practices and related accounting within the former insurance subsidiaries deviated from the established policy of setting case reserves at the best estimate of ultimate cost. The lack of compliance with the former insurance subsidiaries’ policy and inconsistent practices over time introduced errors into the actuarial models which determined overall loss reserves, and thus management has concluded that a portion of the increases of required reserves experienced in 2013 and 2014 should have been accounted for in prior periods.

Extensive actuarial analysis was performed in order to estimate the error component of the insurance reserves, and the resulting calculation of the cumulative pre-tax and after tax error. In order to correct the insurance reserves errors, the discontinued operations of Springfield Insurance Company (one of the Company’s former insurance subsidiaries) for the fiscal year ended September 27, 2014, include cumulative additional expense for insurance reserves applicable to prior fiscal periods on a pre-tax and after tax basis of approximately $2.0 million and $1.9 million, respectively. Had this expense been recorded in the proper periods, pre-tax and after tax earnings (loss) from discontinued operations for fiscal 2014 would have been $4.2 million and $2.1 million higher, respectively; pre-tax and after tax earnings (loss) for fiscal 2013 would have been $2.9 million and 1.9 million higher, respectively; and retained earnings as of September 30, 2012 would have been $6.0 million lower. Management has determined that the quantitative effect and qualitative nature of the errors do not require restatement and re-issuance of previously issued financial statements.

Disclosures

In addition, the Audit Committee Investigation concluded that a related party transaction that occurred at our former insurance subsidiaries in fiscal year 2012 was not properly reviewed and approved, and was not properly disclosed. The transaction involved changes to the deductible structure and other characteristics of a portfolio of workers compensation policies held by the former insurance subsidiaries. The portfolio contains policies for employees of a customer affiliated with a Member- Director. See Note 20, “Related Party Transactions,” for further information on this transaction.

3.    Assets Held For Sale/ Discontinued Operations

On October 7, 2015 (the “Closing Date”), the Company completed the sale of all of the outstanding shares of the Company’s wholly owned subsidiary, Unified Grocers Insurance Services (“UGIS”), to AmTrust Financial Services, Inc. (“AmTrust” or the “Buyer”) pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and AmTrust dated as of April 16, 2015. As of the Closing Date, UGIS owned all of the outstanding shares of the capital stock of Springfield Insurance Company (“SIC”) and Springfield Insurance Company Limited (Bermuda) (“SICL,” and collectively with UGIS and SIC, the “Acquired Companies”). For additional information, see Item 1.01. “Entry into a Material Definitive Agreement,” including Exhibit 99.1, “Stock Purchase Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of April 16, 2015” thereto, of the Company’s Current Report on Form 8-K, filed on April 22, 2015 and Item 2.01. “Completion of Acquisition of Disposition of Assets,” including Exhibit 99.2 “Master Services Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of October 7, 2015” thereto, of the Company’s Current Report on Form 8-K, filed on October 14, 2015. The Acquired Companies were previously reported by the Company as a segment identified as the Insurance Segment (“Insurance”).

The estimated purchase price received for the Acquired Companies was approximately $26.2 million in cash proceeds, representing an agreed-upon discount to the Tangible Book Value (“TBV”), which was calculated as defined in the Stock Purchase Agreement. In May 2016, AmTrust delivered to the Company a final closing statement, including its calculation of the TBV as of the Closing Date. The final purchase price was adjusted to reflect an increase in the purchase price of $0.4 million between the estimated TBV as of the Closing Date and the actual TBV as of the Closing Date.

At the Closing Date, AmTrust and the Company also entered into a Master Services Agreement for a term of five (5) years, pursuant to which, among other things, each party agreed to provide the other with certain transition services relating to the business of the Acquired Companies. AmTrust has also agreed to pay the Company an annual payment following each of the first five years (ended December 31) of the term of the Master Services Agreement (each, an “Earn-Out Payment”). Each Earn-Out Payment will be equal to four and one-half percent (4.5%) of gross written premium in respect of each of these first five years. For purposes of such payments, gross written premium will be based on premiums written on or attributable to all insurance policies purchased during the applicable year by members or customers of the Company, issued by SIC or SICL or any other affiliate of AmTrust, to the extent that such policies were purchased from or through UGIS or by a different sales channel if there is a change in UGIS.

Based on agreed upon terms with AmTrust, the Company recorded a $1.3 million impairment on the Company’s investment in Acquired Companies. Additionally, the Company wrote-off $0.7 million in expenses related to the Audit Committee Investigation and incurred $1.2 million in selling costs related to the Acquired Companies. The Acquired Companies incurred an operating loss of $3.7 million for the fiscal year ended October 3, 2015.

Under the terms of the Stock Purchase Agreement with AmTrust, if during the five-year period following the Closing Date of the sale of the Insurance segment, the insurance reserves in respect of any accident arising prior to the closing and covered by an insurance policy written by an insurance subsidiary prior to January 1, 2015 increase as a result of adverse development, we must pay AmTrust for the amount of the increase, up to $1 million in the aggregate and offset up to $2 million from future Earn-Out Payments (as defined in the Stock Purchase Agreement) due to us under the Stock Purchase Agreement. See Item 1.01, “Entry into a Material Definitive Agreement,” including Exhibit 99.1, “Stock Purchase Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of April 16, 2015” thereto, of our Current Report on Form 8-K, filed on April 22, 2015, and Item 2.01, “Completion of Acquisition or Disposition of Assets,” including Exhibit 99.2, “Master Services Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of October 7, 2015” thereto, of our Current Report on Form 8-K, filed on October 14, 2015, for additional information.

The Company’s historical financials have been revised to present the operating results of the Acquired Companies as discontinued operations.

Summarized results of the discontinued operations are as follows for the years ended October 3, 2015, September 27, 2014 and September 28, 2013:

(dollars in thousands)	October 3, 2015	September 27, 2014	September 28, 2013
Revenue	$12,151	$17,178	$19,105
Loss from discontinued operations	(3,701)	(7,895)	(7,747)
Provision (benefit) for income taxes	—	(2,914)	(2,587)

Loss from discontinued operations net of tax	$(3,701)	$(4,981)	$(5,160)

The operating results of the Acquired Companies were historically reported as the results of operations included in the Insurance segment.

Assets and liabilities identifiable within the Acquired Companies are reported as “Assets held for sale—current” and “Liabilities held for sale—current,” respectively, in the Company’s consolidated balance sheets. The major classes of assets and liabilities of the held-for-sale discontinued operations as of October 3, 2015 and September 27, 2014 are as follows:

(dollars in thousands)	October 3, 2015	September 27, 2014
Cash	$8,429	$7,097
Accounts receivable, net of allowance for bad debt	2,715	11,574
Prepaid expenses	676	595
Property, plant & equipment, net	1,351	5,798
Investments	85,052	77,898
Other assets	27,681	20,767

Assets held for sale - current	$125,904	$123,729

Accounts payable	$592	$725
Accrued liabilities	97,619	94,625
Debt	—	1,000
Other reserves	1,471	—

Liabilities held for sale - current	$99,682	$96,350

Statements of Cash Flows for the discontinued operations for the last three fiscal years:

	Fiscal Years Ended
	October 3, 2015 (53 weeks)	September 27, 2014 (52 weeks)	September 28, 2013 (52 weeks)
Cash flows from discontinued operating activities:
Net loss	$(3,701)	$(4,981)	$(5,160)
Adjustments to reconcile net loss to net cash provided by discontinued operating activities:
Depreciation and amortization	289	263	386
(Increase) decrease in assets:
Accounts receivable	7,452	266	(550)
Prepaid expenses and other current assets	(81)	(73)	(240)
Increase (decrease) in liabilities:
Accounts payable	(133)	148	(1,013)
Accrued liabilities	(1,319)	(340)	4,096
Long-term liabilities, other	3,313	12,641	5,193

Net cash provided by discontinued operating activities	5,820	7,924	2,712

Cash flows from investing activities:
Purchases of properties and equipment	—	—	(224)
Purchases of securities and other investments	(34,507)	(61,292)	(49,831)
Proceeds from maturities or sales of securities and other investments	37,032	63,420	45,768
(Increase) decrease in other assets	(7,013)	(10,366)	444

Net cash utilized by discontinued investing activities	(4,488)	(8,238)	(3,843)

Cash flows from financing activities:

Net cash provided by discontinued financing activities	—	—	—

Net increase (decrease) in cash and cash equivalents from discontinued operations	1,332	(314)	(1,131)
Cash and cash equivalents at beginning of year	7,097	7,411	8,542

Cash and cash equivalents at end of year	$8,429	$7,097	$7,411

4.    Properties and Equipment

Properties and equipment, stated at cost, consisted of the following:

(dollars in thousands)
	October 3, 2015	September 27, 2014
Land	$59,753	$58,894
Buildings and leasehold improvements	143,692	138,641
Equipment	127,715	121,898
Equipment under capital leases	2,130	—

	333,290	319,433
Less accumulated depreciation and amortization	169,482	157,562

	$163,808	$161,871

Consolidated depreciation and amortization expense related to properties and equipment was $14.0 million, $13.8 million and $14.4 million for the years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

Amortization expense related to capital leases was $0.1 million for the year ended October 3, 2015. There was no amortization expense related to capital leases for the fiscal years ended September 27, 2014 and September 28, 2013.

5.    Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
October 3, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$13,069

Total investments				$13,069

(dollars in thousands)
September 27, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$13,269

Total investments				$13,269

During the fiscal years ended October 3, 2015 and September 27, 2014, the Company did not hold any trading or held-to-maturity securities.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
Fiscal Years Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Dividend income	$6	$—	$—

	6	—	—
Less investment expenses	—	—	—

	$6	$—	$—

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of October 3, 2015 and September 27, 2014, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.0 million and $9.2 million at October 3, 2015 and September 27, 2014, respectively. Western Family is a private cooperative located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 17.2% and 18% ownership interest at October 3, 2015 and September 27, 2014, respectively. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its participants are required to own its Class B common stock. The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both October 3, 2015 and September 27, 2014. The Company recognized $6 thousand of dividend income from NCB in fiscal year 2015. The Company did not recognize dividend income from NCB in fiscal years 2014 or 2013.

6.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)
	October 3, 2015	September 27, 2014
Accrued wages, current portion of retirement benefits and related taxes	$32,156	$31,656
Accrued income and other taxes payable	2,185	2,262
Accrued promotional liabilities	2,588	1,305
Other accrued liabilities	9,358	10,143

	$46,287	$45,366

7.    Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 3, 2015	September 27, 2014
Secured revolver borrowings under credit agreements	$161,800	$151,500
Secured term loan borrowings under credit agreement	92,500	36,119
Secured FILO borrowings under credit agreement	20,714	—
Senior secured notes	—	48,817
Obligations under capital leases	2,097	—
Other debt agreements	1,434	2,095

Total notes payable	278,545	238,531
Less portion due within one year	16,960	7,502

	$261,585	$231,029

Maturities of notes payable as of October 3, 2015 are:

(dollars in thousands)
Fiscal year
2016	$16,960
2017	24,209
2018	236,532
2019	436
2020	408
Thereafter	—

$278,545

Secured Credit Agreements

Credit Agreement

The Company is party to an Amended and Restated Credit Agreement dated as of June 28, 2013, as amended by the First Amendment and Consent dated as of June 27, 2014 and as further amended by the Second Amendment, Consent and Lender Joinder dated as of December 18, 2014 and the Consent dated as of June 26, 2015 (as so amended, the “Credit Agreement”), among the Company, the lenders party thereto, Wells Fargo Bank, National Association (“N.A.”), as administrative agent (“Administrative Agent”), and the other agents party thereto. The Credit Agreement originally provided for a revolving credit facility with total commitments in the principal amount of $275 million and a term loan in the amount of $40.9 million. Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

On June 27, 2014, the Company entered into a First Amendment and Consent (the “First Amendment”) with Wells Fargo Bank, N.A., as Administrative Agent and the lenders party thereto, modifying the Credit Agreement. The First Amendment provided for a modification of the excess availability calculations under the Credit Agreement to accommodate normal seasonal working capital needs in the period from June 27, 2014 to January 15, 2015. The First Amendment did not change the $275 million maximum amount that could have been borrowed under the Credit Agreement, but did provide additional flexibility under certain provisions of the Credit Agreement and increased the aggregate amount of permitted credit facilities of the Company’s finance and former insurance subsidiaries from $25 million to $30 million. The Amendment, except as expressly stated, did not modify the Credit Agreement and other loan documents, which remained unmodified and in full force and effect.

On December 18, 2014, the Company entered into a Second Amendment, Consent and Lender Joinder (the “Second Amendment”) among the Company (excluding our wholly-owned finance subsidiary and our former insurance subsidiaries), the lenders party thereto, and the Administrative Agent. The Second Amendment amends the existing Credit Agreement among the Company, the lenders party thereto, and the Administrative Agent.

The Credit Agreement, as amended by the Second Amendment, provides for a revolving credit facility (the “Revolver”) with total commitments (“Revolving Loan Commitments”) in the principal amount of $370 million (increased by the Second Amendment from $275 million) (as such amount may be increased by any increases in the Revolving Loan Commitments and decreased by any reductions in the Revolving Loan Commitments, in each case pursuant to the Credit Agreement) (the “Maximum Revolver Amount”) and a term loan in the amount of $100 million (increased by the Second Amendment from $40.9 million) (the “Term Loan”). Borrowings under the Revolver may be made as revolving loans, swing line loans or letters of credit.

The aggregate Revolving Loan Commitments under the Credit Agreement may be increased from time to time, either through any of the existing lenders increasing its commitment or by means of the addition of new lenders, up to a maximum commitment of $450 million (increased by the Second Amendment from $400 million). While the consent of the lenders as a group is not required to any such increase, no lender is required to increase its own Revolving Loan Commitment.

The Second Amendment adds a “first-in last-out” tranche (the “FILO Facility”) to the Revolver, with all other revolving loans constituting the “Tranche A Facility.” The maximum amount of the FILO Facility (the “FILO Maximum Revolver Amount”) is $21.4 million, reduced by $0.6 million per month from the first anniversary of the Second Amendment to the second anniversary of the Second Amendment, reduced by $1.2 million per month from the second anniversary of the Second Amendment to the third anniversary of the Second Amendment, and reduced to zero on the third anniversary of the Second Amendment. The maximum amount of the Tranche A Facility (the “Tranche A Maximum Revolver Amount”) is the Maximum Revolver Amount (as defined above) minus the FILO Maximum Revolver Amount.

The Credit Agreement matures June 28, 2018. The purpose of the Revolver is to finance working capital and other general corporate needs, which may include capital expenditures and Permitted Acquisitions (as defined in the Credit Agreement). The purpose of the Term Loan was for prepayment of the entire remaining balance of the Company’s senior secured notes pursuant to its Amended and Restated Note Purchase Agreement dated as of January 3, 2006, as amended (the “Senior Note Agreement”), with the then-current noteholders and John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), acting in its capacity as collateral agent for the then-current noteholders (the “Hancock Debt”), and for payment of fees and expenses related to the repayment of the Hancock Debt, and (to the extent of any proceeds of the Term Loan remaining after payment of the Hancock Debt) for the same purposes as the Revolver. The Term Loan is subject to prepayment, if any appraisal of the Term Loan Real Estate shows the outstanding balance of the Term Loan exceeds 60% of the appraised value of the Term Loan Real Estate, in the amount of such excess. The Second Amendment adds to the Term Loan Real Estate certain real property of the Company that had secured the Hancock Debt. The principal of the Term Loan is to be repaid monthly beginning January 31, 2015, in an amount per month of $0.8 million (changed by the Second Amendment from an amount per month of $0.4 million, payment of which was due beginning July 31, 2013).

The Company’s obligations under the Credit Agreement are guaranteed by certain of the Company’s subsidiaries, excluding its finance and former insurance subsidiaries, and are secured by grants of security interests in the accounts receivable, inventory, deposit accounts and certain related collateral (subject to exceptions) of the

Company and the guarantor subsidiaries, and in the Term Loan Real Estate. The obligations are also senior to the rights of the Company’s Members with respect to Partially Subordinated Patrons’ Deposit Accounts and patronage dividend certificates, if any.

Borrowings under the Revolver may be made as revolving loans, swing line loans or letters of credit. The Revolver provides for loans up to the sum of (i) the lesser of (A) the Tranche A Maximum Revolver Amount less the sum of any outstanding letter of credit usage plus swing line loans plus reserves as may be established by the Administrative Agent and (B) the amount equal to the Tranche A Borrowing Base at such date (based upon the most recent Borrowing Base Certificate delivered by the Company to the Administrative Agent) less the sum of any outstanding letter of credit usage plus any outstanding swing line loans (“Tranche A Availability”), and (ii) the lesser of (A) the FILO Maximum Revolver Amount and (B) the amount equal to the FILO Borrowing Base as of such date (based upon the most recent Borrowing Base Certificate delivered by the Company to the Administrative Agent) (“FILO Availability”). The Borrowing Base is calculated as 85% of all Eligible Accounts (primarily accounts receivable) less any Dilution Reserve, plus the lesser of (a) 70% of Eligible Inventory or (b) 90% of the Net Recovery Percentage of Eligible Inventory, less reserves, if any, established by the Administrative Agent. The FILO Borrowing Base is calculated as 5% of all Eligible Accounts, plus the lesser of (a) 5% of Eligible Inventory or (b) 5% of the Net Recovery Percentage of Eligible Inventory. All Revolving Loans at any time outstanding are allocated first to the FILO Revolving Loan Commitments up to the amount of FILO Availability, and then to the Tranche A Revolving Loan Commitments.

Borrowings under the Revolving Loan Commitment and Term Loan bear interest at an interest rate determined by reference either to the Base Rate or to the Eurodollar Rate with the rate election made by the Company at the time of the borrowing or at any time the Company elects to continue or convert a Loan or Loans, while swing loan borrowings bear interest at an interest rate determined by reference to the Base Rate. Tranche A Revolving Loans that are Base Rate Loans will bear interest margins of between 0.50% per annum and 1.00% per annum, dependent upon the Company’s Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been delivered. Tranche A Revolving Loans that are Eurodollar Rate Loans will bear interest margins of between 1.50% per annum and 2.00% per annum, based upon the Company’s Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been delivered. FILO Revolving Loans that are Base Rate Loans will bear interest margins of between 1.75% per annum and 2.25% per annum, dependent upon the Company’s Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been delivered. FILO Revolving Loans that are Eurodollar Rate Loans will bear interest margins of between 2.75% per annum and 3.25% per annum, based upon the Company’s Average Excess Availability for the most recently completed month for which a Borrowing Base Certificate has been delivered. Amounts of the Term Loan that are Base Rate Loans will bear an interest margin of 1.00% per annum; amounts of the Term Loan that are Eurodollar Loans will bear an interest margin of 2.00% per annum. Swing line loans will bear interest at the Base Rate plus the interest margin for Tranche A Revolving Loans, or at such other rate as the Swing Line Lender offers in its discretion. Amounts available under Letters of Credit bear fees of 0.125% per annum plus the applicable Eurodollar Rate Margin for Tranche A Revolving Loans. If the Consolidated Fixed Charge Coverage Ratio for any period is less than 1.00 to 1.00, then the Base Rate Margin and the Eurodollar Rate Margin shall automatically increase by 0.50%. Undrawn portions of the commitments under the Credit Agreement bear commitment fees at a rate of either 0.25% per annum or 0.375% per annum, also dependent upon the Company’s Average Excess Availability. The Company may reduce the Revolving Loan Commitments at any time on five Business Days’ written notice, but not below the Total Utilization of Revolving Commitments, in a minimum amount of $2,500,000 and multiples of $100,000 in excess of that amount. The Company may reduce the FILO Revolving Loan Commitments at any time on five Business Days’ written notice in any amount that will not result in an Overadvance, in a minimum amount of $2,500,000 and multiples of $100,000 in excess of that amount.

The Company is subject to a financial covenant during the occurrence of a Financial Covenant Period. A Financial Covenant Period (a) commences when (i) an Event of Default occurs, (ii) Excess Availability is less than the greater of (A) $47.1 million (increased by the Second Amendment from $35 million) and (B) 12.7272% of the Maximum Revolver amount for a period of five consecutive Business Days or (iii) Excess Availability is less than the greater of (A) $40.4 million (increased by the Second Amendment from $30 million) and (B) 10.9090% of the Maximum Revolver Amount at any time and (b) continues until a period of 30 consecutive Business Days has elapsed during which at all times (i) no Event of Default exists and (ii) Excess Availability is equal to or greater than the greater of (A) $47.1 million (increased by the Second Amendment from $35 million) and (B) 12.7272% of the Maximum

Revolver Amount. During a Financial Covenant Period, the Company is obligated to maintain a Consolidated Fixed Charge Coverage Ratio of not less than 1.15 to 1.0, measured as of the end of the most recent Fiscal Month for which financial statements have been delivered prior to the date on which a Financial Covenant Period first begins and as of each Fiscal Month end while the Financial Covenant Period is in effect.

The Credit Agreement imposes financial conditions on the Company redeeming any of its Class A Shares and Class B Shares and repurchasing Class E Shares and paying cash dividends on Class E Shares (other cash dividends being generally prohibited), and prohibits distributions to shareholders and any repurchase of shares when an Event of Default has occurred and is continuing. The Credit Agreement also places certain restrictions on the payment of patronage dividends should an Event of Default occur. Events of Default include, but are not limited to, the failure to pay amounts due to lenders, violation of covenants, the making of false representations and warranties and specified insolvency-related events, subject to specified thresholds, cure periods and/or exceptions.

The Company is subject to negative covenants limiting permitted indebtedness, contingent obligations, liens, investments, acquisitions, restricted payments and certain other matters.

The Credit Agreement is an amended and restated agreement of the previous credit agreement dated as of October 8, 2010, as amended, restated, supplemented or otherwise modified from time to time prior to June 28, 2013. Therefore, in accordance with ASC section 470-50-40 Debt—Modification and Extinguishments—Derecognition (“ASC 470”), the Company in fiscal 2013 accounted for the Credit Agreement as a modification of debt. Accordingly, unamortized deferred financing fees pertaining to the previous credit agreement ($1.4 million) are being amortized through the maturity date of the Credit Agreement (June 28, 2018).

The Company’s outstanding revolver borrowings under the Credit Agreement increased to $161.8 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum) from $145.0 million at September 27, 2014 (Eurodollar and Base Rate Loans at a blended average rate of 1.93% per annum). The Company’s outstanding term loan borrowings under the Credit Agreement were $92.5 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum) and $36.1 million at September 27, 2014 (Eurodollar and Base Rate Loans at a blended average rate of 2.18% per annum). The Company’s outstanding FILO borrowings under the Credit Agreement were $20.7 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum) and zero at September 27, 2014. As of October 3, 2015, the Company was in compliance with all applicable financial covenants of the Credit Agreement.

On December 28, 2015, we entered into a consent and waiver (the “Consent”) in which the Administrative Agent and the Lenders consented to the extension to June 30, 2016 (previously December 31, 2015 pursuant to the consent and waiver dated June 26, 2015) of the deadline for delivery of the annual financial statements required pursuant to the Credit Agreement and certain certificates and information required by the Credit Agreement to be delivered with financial statements required pursuant to the Credit Agreement.

The Consent also sets forth the lenders’ waiver of specified Defaults and Events of Default (as those terms are defined in the Credit Agreement) to the extent arising out of any revision or other modification which may be necessitated by determinations made as a result of the Audit Committee Investigation to any writing previously delivered (or which may be delivered prior to June 30, 2016) by a Loan Party (as that term is defined in the Credit Agreement) in accordance with the applicable loan documents, or the effect or consequence of any such revision or other modification.

Subsidiary Financing Arrangement

The Company’s wholly-owned finance subsidiary, GCC, is party to an Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 as amended by Amendment Number One dated as of June 26, 2015 (as so amended, the “GCC Loan Agreement”), by and among GCC, the lenders party thereto, and California Bank & Trust (“CBT”), as Arranger and Administrative Agent. The GCC Loan Agreement amended and restated the existing loan agreement dated as of September 24, 2010, as amended or otherwise modified from time to time prior to September 26, 2014. The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $25.0 million. Borrowings under the GCC Loan Agreement may not exceed the amount equal to the Borrowing Base at such date (based upon the most recent Borrowing Base Certificate delivered by GCC to the Administrative Agent). The Borrowing Base is calculated as 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Administrative Agent. The GCC Loan Agreement matures on September 30, 2016. Certain capitalized terms used in this description of the GCC Loan Agreement have the meanings given to them in the GCC Loan Agreement. Borrowings under the GCC Loan Agreement are utilized to fund loans to the Company’s customers and for GCC’s general corporate purposes, including customary financing and operating activities.

GCC entered into Amendment Number One to Amended and Restated Loan and Security Agreement (the “GCC Amendment”), dated as of June 26, 2015, by and among GCC, the lenders that are signatories thereto, and CBT, as Arranger and Administrative agent. The GCC Amendment amends the GCC Loan Agreement to modify certain provisions relating to borrowing procedures and number of loan requests, as well as to permit CBT to fund as sole lender certain short term advances thereunder. See Item 1.01. “Entry into a Material Definitive Agreement—Grocers Capital Company Amended and Restated Loan and Security Agreement” and Item 2.03. “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of our Current Report on Form 8-K, filed on July 2, 2015, for additional information.

On December 28, 2015, GCC received consent from CBT for the GCC Loan Agreement to extend the due date of the covenant requirement to deliver the Company’s consolidated audited financial statements, which was previously December 31, 2015, to June 30, 2016. See Item 1.01. “Entry into a Material Definitive Agreement—Amendment of Amended and Restated Credit Agreement” and “—Grocers Capital Company Amended and Restated Loan and Security Agreement” of the Company’s Current Report on Form 8-K, filed on December 29, 2015, for additional information.

The GCC Loan Agreement provides for revolving loans. At the election of GCC, revolving loans shall bear interest at the LIBOR Rate or the Base Rate, plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of zero and $6.5 million under the GCC Loan Agreement bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at October 3, 2015 and September 27, 2014, respectively.

GCC must maintain a minimum of $0.3 million in average, monthly, combined balances at CBT. In addition, GCC shall maintain at least $0.3 million in a blocked and restricted account at CBT, as cash collateral subject to the terms of the Pledge Agreement. Upon GCC’s conversion to an independent billing system, to the satisfaction of CBT, as evidenced by a written confirmation from CBT to GCC, such Cash Collateral Account shall be closed and the funds therein returned to GCC, and GCC shall no longer be obligated to maintain such Cash Collateral Account, and the Pledge Agreement shall terminate.

GCC is subject to negative covenants limiting permitted indebtedness, liens, investments, acquisitions, restricted payments and certain other matters. As of October 3, 2015, the Company was not in violation of any applicable financial covenants of the GCC Loan Agreement.

Senior Secured Notes

Prior to December 18, 2014, the Company was party to a Senior Note Agreement with the then-current noteholders and John Hancock, acting in its capacity as collateral agent for the then-current noteholders, collectively referred to herein as the “Hancock Debt,” which originally consisted of three tranches of senior debt: $46.0 million, $40.0 million and $25.0 million with interest rates of 6.421%, 7.157% and 6.82%, respectively. On June 28, 2013, the Company entered into the seventh amendment (“Seventh Amendment”) to the Senior Note Agreement. Certain capitalized terms used in this description of the Seventh Amendment have the meanings given to them in the Seventh Amendment. The Seventh Amendment released the liens held by the Noteholders on certain real properties (the mechanized distribution center in Commerce, California and the dairy facility in Los Angeles, California) of the Company, and provided for modifications to and deletions of certain financial covenants, including the deletion of a financial covenant that had been previously provided for relating to the maximum permitted Indebtedness to Consolidated EBITDAP Ratio. The released properties now are collateral security for the lenders party to the Credit Agreement. In exchange, the Company paid the Noteholders $50 million plus all accrued and unpaid interest on the prepayment and paid the applicable Make-Whole Amount of $9.4 million, as calculated per the Senior Note Agreement, as well as an amendment fee of 0.5% of the outstanding principal balance of the Hancock Debt after giving effect to the prepayment contemplated by the Seventh Amendment. The prepayment was applied first to the Tranche C Notes (paid in full) with the remainder applied to the Tranche B Notes. The Seventh Amendment increased the fixed interest rate, effective July 1, 2013, for the Tranche A Notes to 7.907% per annum until the January 1, 2016 maturity date. The fixed interest rate for the unpaid portion of the Tranche B Notes, effective July 1, 2013, increased to 7.171% per annum until the January 1, 2016 maturity date. At the January 1, 2016 maturity date, a balloon payment of $45.6 million was due.

On December 18, 2014, the Company prepaid in full the Hancock Debt. The Company prepaid principal and interest on the Hancock Debt in the amount of $48.5 million, and paid the applicable Make-Whole Amount of $3.0 million, as calculated per the Senior Note Agreement, in connection with the prepayment. See Item 1.01. “Entry into a Material Definitive Agreement—Amendment and Restatement of Credit Facility” of the Company’s Current Report on Form 8-K, filed on December 19, 2014, for additional information.

The Company had a total of zero and $48.8 million outstanding at October 3, 2015 and September 27, 2014, respectively, in Hancock Debt.

Other Debt Agreements

During fiscal 2013, the Company entered into three secured credit facilities to finance our purchase of tractors. These agreements bear interest at a rate of 2.2% and mature in fiscal 2018. At October 3, 2015 and September 27, 2014, the outstanding loan balance under these three agreements totaled $1.4 million and $2.1 million, respectively.

Standby Letters of Credit

The Company had $1.5 million in standby letters of credit outstanding at October 3, 2015 and September 27, 2014 to secure various bank, insurance and vendor obligations.

8.    Long-term Liabilities, Other

Long-term liabilities, other are summarized as follows:

(dollars in thousands)
	October 3, 2015	September 27, 2014
Pension and postretirement benefit liabilities	$154,257	$129,486
Other long-term liabilities	6,923	7,945

	$161,180	$137,431

9.    Leases

Capital and Operating Leases

The Company has entered into operating leases and non-cancelable capital leases for warehouse, transportation and data processing equipment.

The Company has also entered into operating leases for approximately 23 retail supermarkets. The majority of these locations are subleased to various Members of the Company. The operating leases and subleases are non-cancelable, renewable in certain instances, include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

Rent expense for operating leases was $18.1 million, $18.3 million and $21.8 million for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively. Sublease rental income was $3.9 million, $4.1 million and $5.2 million for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

Minimum rentals on equipment under capital leases and properties leased by the Company, including properties subleased to third parties, as of October 3, 2015, are summarized as follows:

(dollars in thousands)
Fiscal year	Capital Leases	Operating Leases
2016	$409	$20,900
2017	417	19,096
2018	427	14,576
2019	436	9,019
2020	408	4,896
Thereafter	—	5,227

Total minimum lease payments	2,097	$73,714

Less: amount representing interest	—

Present value of net minimum lease payments	2,097
Less: current installments of obligations under capital leases	(409)

Obligations of capital leases excluding current installments	$1,688

Future minimum sublease rental income on operating leases as of October 3, 2015 is summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2016	$6,178
2017	4,931
2018	3,569
2019	2,910
2020	2,178
Thereafter	4,442

Total future minimum sublease income	$24,208

Lease Guarantees

At October 3, 2015, the Company was contingently liable with respect to one (1) lease guarantee for a Member with a commitment expiring in 2017. The Company believes the location underlying this lease is marketable and, accordingly, that it will be able to recover a substantial portion of the guaranteed amount in the event the Company is required to satisfy its obligation under the guarantee.

The Company’s guarantee of this lease as of October 3, 2015 is summarized in the table below.

(dollars in thousands)
Remaining Lease Term	Guaranteed Leases
Less than 1 year	$507
1-3 years	338
4-5 years	—
More than 5 years	—

Total lease guarantees	$845

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

10.    Income Taxes

The significant components of income tax (benefit) expense are summarized as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Federal:
Current	$(635)	$(7,842)	$(1,821)
Deferred	(3,245)	7,399	(6,299)

Total federal	(3,880)	(443)	(8,120)

State:
Current	101	262	14
Deferred	(172)	1,689	611

Total state	(71)	1,951	625

Income taxes	$(3,951)	$1,508	$(7,495)

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)
	October 3, 2015	September 27, 2014
Deferred tax assets:
Accounts receivable	$1,636	$1,460
Accrued benefits	59,513	55,820
Lease reserves	897	2,745
Insurance reserves	3,405	3,540
Net operating loss carry forwards	17,772	8,824
Deferred patronage loss	10,714	4,807
Non-qualified written notice of allocation	10,989	11,107
Deferred loss on pending sale of discontinued operations	527
Inventory reserve	1,801	583
Credits	3,316	3,278
Interest capitalization	250	315
Deferred revenue	185	91
Other	1,853	624

Total gross deferred tax assets	$112,858	$93,194
Less: Valuation allowance	(29,322)	(9,665)

Total deferred tax assets net of valuation allowance	$83,536	$83,529
Deferred tax liabilities:
Depreciation of properties and equipment	$36,202	$39,434
Market value adjustment	1,031	1,821
Capitalized software	4,520	4,318
Deferred state taxes	681	616
Other	698	354

Total gross deferred tax liabilities	$43,132	$46,543

Net deferred tax assets	$40,404	$36,986

The Company had net deferred tax assets of $40.4 million and $37.0 million, of which $9.2 million and $9.0 million are classified as deferred income taxes in current assets and $31.2 million and $28.0 million are included in other assets in the consolidated balance sheets as of October 3, 2015 and September 27, 2014, respectively.

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company’s net deferred tax assets of approximately $40.4 million and $37.0 million were reduced by tax valuation allowances of $29.3 million and $9.7 million at October 3, 2015 and September 27, 2014, respectively. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at October 3, 2015 and September 27, 2014 and concluded it is more likely than not that the remaining deferred tax assets after applying the valuation allowances should be realized through future operating results, the reversal of taxable temporary differences, and tax planning strategies.

ASC 220, “Comprehensive Income,” requires an entity to disclose the amount of income tax expense or benefit allocated to each component of other comprehensive income (“OCI”) where these components are displayed. ASC 740, “Income Taxes,” prescribes an accounting model known as “intraperiod tax allocation” for allocating an entity’s annual income tax provision among continuing operations and other components, including OCI and discontinued operations. Pursuant to this guidance, the difference between total income tax expense or benefit from all components and the income tax expense or benefit from continuing operations is the incremental effect of items other than income from continuing operations. When a change in valuation allowance is directly attributable to an item of income or loss other than continuing operations, the tax consequence may be allocated to that other category of income or loss. Accordingly, $13.4 million and $6.2 million of valuation allowance have been recorded in OCI as of the fiscal years ended October 3, 2015 and September 27, 2014, respectively. Additionally, $2.2 million of valuation allowance has been recorded to discontinued operations as of the fiscal year ended October 3, 2015.

The Company had federal net operating loss carryforwards of approximately $15.9 million and $8.1 million and state net operating loss carryforwards of approximately $1.9 million and $0.7 million as of the fiscal years ended October 3, 2015 and September 27, 2014, respectively. A portion of the federal net operating loss is being carried forward under Internal Revenue Code Section 382 and expires in fiscal 2019 for federal income taxes. The remaining federal net operating loss carryforwards begin to expire in fiscal 2033. The state net operating loss carryforwards begin to expire in fiscal 2017.

The (benefit) provision for income taxes at the Company’s effective tax rate differed from the provision for income taxes at the federal statutory rate (34%, 34% and 34% in 2015, 2014 and 2013, respectively) as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Federal income tax (benefit) expense at the statutory rate	$(6,323)	$368	$(6,792)
State income taxes, net of federal income tax benefit	(47)	1,288	412
Life insurance	539	(423)	(901)
Adjustment to prior year tax liabilities	(104)	442	(21)
Meals and entertainment	85	122	170
Valuation allowance	2,436	—	—
Liability for unrecognized tax benefits	(418)	(458)	(183)
Other, net	(119)	169	(180)

(Benefit) provision for income taxes	$(3,951)	$1,508	$(7,495)

At October 3, 2015, management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions. The Company continues to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no material interest and penalties accrued at October 3, 2015.

As of October 3, 2015, the Company is subject to income tax examinations for its U.S. federal income taxes for fiscal years 2012 and thereafter and for state and local income taxes for fiscal years 2011 and thereafter. The Company is currently not under audit for any of its income tax jurisdictions.

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

•

Southern California Dairy Division: Patronage earnings attributable to the Southern California Dairy Division are produced from sales of products primarily manufactured at a milk and fruit drink bottling plant located in Los Angeles, California. Patronage dividends for this division are paid solely to Members who purchase dairy and other related products from the Southern California Dairy Division. We will cease operating this facility in July 2016 but will continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Alta-Dena Certified Dairy, LLC, a wholly-owned subsidiary of Dean Foods Company. Coincident with this change, the Company will no longer pay patronage dividends on products supplied by Dean Foods Company.

•

Pacific Northwest Dairy Division: Patronage earnings attributable to the Pacific Northwest Dairy Division are produced from sales of dairy products manufactured by third party suppliers located in Oregon. Patronage dividends for this division are paid solely to Members who purchase dairy products from the Pacific Northwest Dairy Division. In conjunction with the changes to the Southern California Dairy Division discussed above, the Pacific Northwest Dairy Division will no longer pay patronage dividends on sales of dairy products beginning in June 2016.

•

Cooperative Division: Patronage earnings attributable to the Cooperative Division are produced from all patronage activities of Unified other than the Southern California and Pacific Northwest Dairy Divisions regardless of geographic location. Patronage dividends for this division are paid based on the qualified patronage purchases of the following types of products: dry grocery, deli, health and beauty care, tobacco, general merchandise, frozen food, ice cream, meat, produce and bakery. Additionally, beginning in fiscal 2015, food products such as Hispanic, other ethnic, gourmet, natural, organic and other specialty foods sold to Members through our Market Centre division are included in patronage earnings and may be eligible for patronage distributions. Historically the Company has distributed patronage dividends in cash, Class B and Class E shares and patronage dividend certificates. We also sell products carried in the Cooperative Division to small Non-Member customers through our Market Centre division. We retain the earnings from such business with Non-Member customers and do not pay patronage dividends on those sales.

The following table summarizes the patronage dividend earnings of Unified during the past three fiscal years.

(dollars in thousands)
Division	2015	2014	2013
Cooperative	$—	$—	$—
Southern California Dairy	6,450	8,530	8,609
Pacific Northwest Dairy	784	865	1,000

Total	$7,234	$9,395	$9,609

For fiscal 2015, 2014 and 2013, there were no Cooperative Division patronage earnings available for distribution.

The financial statements reflect patronage dividends earned by Members as of the fiscal year ended October 3, 2015.

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

The Non-Allocated Earnings Program authorizes the Board, in its sole discretion, to retain a portion of the Company’s annual earnings from its Non-Patronage Business and not allocate those earnings to the Exchange Value Per Share. The Company retained zero of fiscal 2015, fiscal 2014 and fiscal 2013 non-patronage earnings under the Non-Allocated Earnings Program. The amount retained is not included in computing the issuance and redemption prices of the Class A or Class B Shares. In addition, the Non-Allocated Earnings Program grants the Board the authority to reallocate the non-allocated earnings back to the Exchange Value Per Share. The Non-Allocated Earnings Program authorizes the Board to establish a category of non-allocated equity, but does not restrict the uses of that non-allocated equity. The Board intends to use the non-allocated equity authorized by the Non-Allocated Earnings Program for the same general purposes as the Board uses the Company’s retained earnings, including support of the growth of its business, other than the payment of the redemption price of Class A and Class B Shares.

The Class C and Class E Shares are exchanged with the Company’s directors and Members, respectively, at a fixed stated value.

Classes of Shares

Class A Shares

The Company’s Bylaws require that each Member own 350 Class A Shares, though in certain instances the Board may accept for membership an affiliate of a Member without such affiliate holding any Class A Shares where the owners of such affiliate are the same, or sufficiently the same, as those of the Member, and the Member already holds the required number of Class A Shares. Holders of Class A Shares are entitled to one vote per share on all matters to be voted upon by the shareholders, and the holders of the Class A Shares are entitled to elect 80% of the Company’s authorized number of directors. If a person holding Class A Shares ceases to be a Member, the Class A Shares held by such outgoing Member are subject to redemption. See “—Redemption of Class A and Class B Shares and Repurchase of Class E Shares.”

Such persons or entities who from time to time may be accepted as new Members of Unified will be required to purchase or subscribe for the purchase of the number of Class A Shares in the manner set forth in the preceding paragraph. The price for these shares is the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. At October 3, 2015 and September 27, 2014, the Exchange Value Per Share was $218.27 and $267.69, respectively.

Class B Shares

The Company’s Bylaws require that each Member own such amount of Class B Shares as may be established by the Board. The holders of Class B Shares have the right to elect 20% of the Company’s authorized number of directors. Except as provided above or by California law, the holders of Class B Shares do not have any other voting rights. Any Class B Shares held by an outgoing Member or which are held by a Member in an amount in excess of that required by the Board are subject to redemption. See “—Redemption of Class A and Class B Shares and Repurchase of Class E Shares.”

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

One of the ways in which Members may acquire Class B Shares is through the Company’s payment of Cooperative Division patronage dividends at the end of the Company’s fiscal year. If a Member, at the time a patronage dividend is declared, has not satisfied its Class B Share Requirement, the Company may issue Class B Shares to such Member as a portion of the Cooperative Division patronage dividends paid. As Class B Shares are issued as part of a Member’s patronage dividend distribution, the issuance value of such Class B Shares adds to the amount of Class B Shares held by such Member for purposes of satisfying the Class B Share Requirement.

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

In September 1999, the Company completed a merger (the “United Merger”) with United Grocers, Inc. (“United”), a grocery cooperative headquartered in Milwaukie, Oregon. In October 2007, the Company purchased certain assets and assumed certain liabilities of AG and its subsidiaries. Certain Members, including former shareholders of United and AG, also may satisfy their Class B Share Requirement with respect to stores owned at the time of admission as a Member solely from their patronage dividend distributions by electing to receive Class B Shares in lieu of 80% of the Cooperative Division qualified cash patronage dividends the Member otherwise would receive in the future until the Class B Share Requirement is satisfied. In order to make the election to satisfy their Class B Share Requirement solely from patronage dividend distributions, former shareholders of AG were required to enter into supply agreements with us. During the build-up of its Class B Share Requirement, such a Member is not required to provide a Required Deposit with respect to stores owned at the time of admission as a Member. Satisfaction of the Class B Share Requirement of such Members relating to new stores or growth in the sales of existing stores may not be satisfied solely from their patronage dividend distributions, but is subject to the same payment requirements that apply to other Members.

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

A reduced investment option in lieu of the standard Class B Share Requirement (“SBI”) described above is available if certain qualifications are met. A Member may apply for a reduced Class B Share requirement (“RBI”), which requires the Member to pay for its purchases electronically on the statement due date and demonstrate credit-worthiness. The purpose of the RBI is to encourage Member growth by offering a reduced requirement if the qualifications are met and to provide a cap on the investment requirement at certain volume levels. The RBI is based on a sliding scale such that additional purchase volume marginally reduces the requirement as a percentage of purchase volume. Members who do not apply for the RBI remain on the SBI. However, once a Member has elected the RBI option, it must notify the Company in writing if it wishes to change its election. Generally, changes can only be made at the time of the second quarter recalculation of the Class B Share Requirement in March.

Class C Shares

Certain of the Company’s directors hold Class C Shares. Each of such directors purchased one Class C Share for its stated value. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at their stated value of $10 per share. There are 24 authorized Class C Shares, of which 15 were outstanding as of October 3, 2015 and September 27, 2014.

Class E Shares

Class E Shares were issued as a portion of the Cooperative Division patronage dividends in fiscal years 2003 through 2009, and may be issued as a portion of the Cooperative Division patronage dividends in future periods, as determined annually at the discretion of the Board. The Class E Shares have a stated value of $100 per share are subject to repurchase by the Company at $100 per share, do not have the potential to appreciate over time, do not accrue interest, and have no voting rights except as required by law. The Board does not intend to declare ordinary dividends on Class E Shares in the future. Class E Shares are transferable only with the consent of the Company, which will normally be withheld except in connection with the transfer of a Member’s business to an existing or new Member for continuation of such business. Class E Shares become eligible for repurchase at the discretion of the Board ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class E Shares will not be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company, with the outstanding Class E Shares becoming eligible for repurchase between the end of fiscal 2013 and the end of fiscal 2018. Thereafter, shares may be repurchased by the Company subject to the limitations of California General Corporation Law, credit agreements, the Articles of Incorporation and Bylaws, redemption policy and approval by the Board.

Redemption of Class A and Class B Shares and Repurchase of Class E Shares

Unified’s Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be repurchased upon approval of the Board or upon sale or liquidation of the Company, and the repurchase price for the Class E Shares is fixed at their stated value of $100 per share.

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

Unified’s Board has the absolute discretion to redeem Excess Class B Shares or to redeem Class A and Class B or repurchase Class E Shares of any outgoing Member regardless of when the membership terminated or the Class B Shares were tendered. The Board also has the right to elect to redeem Excess Class B or repurchase Class E Shares even though such redemption or repurchase has not been requested and without regard to each year’s five percent limit or any other provision of the redemption policy.

Subject to the Board’s determination and approval, any redemption or repurchase of shares will be on the terms and, subject to the limitations and restrictions, if any, set forth in the California General Corporation Law, the Company’s Articles of Incorporation and Bylaws, credit agreements to which the Company is a party, and the Company’s redemption policy, which is subject to change at the sole discretion of the Board.

The following tables summarize the Class A and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares and their aggregated redemption value pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)
Class A Shares	Tendered	Converted(a)	Redeemed	Remaining	Redemption Value at Fiscal year end
Fiscal 2012				2,450	$765
Fiscal 2013	10,500	(350)	11,900	700	$221
Fiscal 2014	10,500		9,800	1,400	$391
Fiscal 2015	7,350		7,000	1,750	$489

(dollars in thousands)
Class B Shares	Tendered	Redeemed	Remaining	Redemption Value at Fiscal year end
Fiscal 2012			78,309	$23,837
Fiscal 2013	10,034	9,567	78,776	$24,207
Fiscal 2014	29,534	19,267	89,043	$26,841
Fiscal 2015	8,535	2,985	94,593	$28,226

(a)	Typically, a conversion of Class A Shares to Class B Shares occurs when Members combine or a Member purchases another Member, and in order to avoid duplicative holding of Class A Shares, the additional Class A Shares acquired as a result of such activities are converted into Class B Shares.

At the end of fiscal 2014 and 2013, Class E Shares issued as a portion of fiscal 2004 and 2003 patronage dividends became eligible for repurchase in fiscal 2015 and 2014. During fiscal 2015 and 2014, respectively, the Company repurchased 2,809 and 42,890 Class E Shares at a price of $0.3 million and $4.3 million.

13.    Benefit Plans

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on years of service with the Company. The Unified Cash Balance Plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total hypothetical cash balance in their account. Benefits under the Unified Cash Balance Plan are provided through a trust. Prior to the end of fiscal 2014, the Company amended the Unified Cash Balance Plan to close the plan to new entrants effective December 31, 2014. In addition, the plan was frozen at December 31, 2014 such that current participants will no longer accrue salary-based service credits based on years of service with the Company and pensionable compensation after that date. The annual interest credit as described above will continue for participants active in the plan as of December 31, 2014. Selected groups of vested terminated participants were each given one-time opportunities to elect a lump sum distribution of their benefits or immediate receipt of an annuity as of December 2015 and December 2014. As a result, benefit payments of $8.7 million and $7.9 million, respectively, were distributed from the plan’s assets to those participants who elected such option prior to the end of each of the Company’s first quarters ended January 2, 2016 and December 27, 2014.

The Company also sponsors an Executive Salary Protection Plan III (“ESPPIII”) that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPPIII, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. The Company has informally funded its obligation to plan participants in a rabbi trust (not considered plan assets for valuation purposes), comprised primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General”, the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $20.8 million and $21.1 million at October 3, 2015 and September 27, 2014, respectively, and are included in other assets in the Company’s consolidated balance sheets. Mutual funds reported at their estimated fair value of $10.5 million and $14.7 million at October 3, 2015 and September 27, 2014, respectively, are included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $40.7 million and $42.0 million at October 3, 2015 and September 27, 2014, respectively, is recorded in long-term liabilities, other in the Company’s consolidated balance sheets. The rabbi trust is subject to the Company’s creditors’ claims in the event of its insolvency. The ESPPIII accrued benefit cost is included in the pension tables below. However, the trust assets are excluded from ESPPIII plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits”.

Pension (benefit) expense for the Unified Cash Balance Plan and ESPPIII totaled $(0.8) million, $5.9 million and $12.5 million for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

The components of net periodic cost for the Unified Cash Balance Plan and ESPPIII consist of the following (measured at September 30, 2015, 2014 and 2013 for fiscal 2015, 2014 and 2013, respectively):

(dollars in thousands)
	Fiscal Years Ended
Unified Cash Balance Plan	October 3, 2015	September 27, 2014	September 28, 2013
Service cost	$1,289	$4,993	$6,417
Interest cost	10,711	11,689	10,387
Expected return on plan assets	(16,553)	(16,185)	(14,645)
Amortization of prior service cost	—	11	10
Actuarial loss	994	1,384	6,196
Curtailment loss	—	34	—

Net periodic (benefit) cost	$(3,559)	$1,926	$8,365

(dollars in thousands)
	Fiscal Years Ended
ESPPIII	October 3, 2015	September 27, 2014	September 28, 2013
Service cost	$987	$1,241	$1,878
Interest cost	1,409	1,457	1,318
Amortization of prior service cost (credit)	(27)	(27)	(20)
Recognized actuarial loss	434	1,349	930

Net periodic cost	$2,803	$4,020	$4,106

The Company’s fiscal 2015 pension expense includes an approximate $1.4 million charge for the Unified Cash Balance Plan and ESPPIII plan combined as a result of amortizing net prior service credits of $27 thousand and an actuarial loss of $1.4 million from accumulated other comprehensive income into pension expense over the 2015 fiscal year.

The Company’s projected fiscal 2016 pension expense includes an approximate $2.1 million charge for the Unified Cash Balance Plan and ESPPIII plan combined which are expected to be recognized as a result of amortizing projected net prior service credits of $7 thousand and a projected actuarial loss of $2.1 million from accumulated other comprehensive income into pension expense over the 2016 fiscal year.

The combined projected plan benefit obligation for the Unified Cash Balance Plan and ESPPIII is $305.6 million and $306.0 million at the end of the year for fiscal 2015 and 2014, respectively.

The following table sets forth the change in benefit obligation for the Unified Cash Balance Plan and ESPPIII (measured at September 30, 2015 and 2014 for fiscal 2015 and 2014, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Benefit obligation at beginning of year	$263,999	$238,935	$41,961	$43,334
Service cost	1,289	4,993	987	1,241
Interest cost	10,711	11,689	1,409	1,457
Plan amendments	—	—	—	—
Actuarial loss (gain)(a)	6,090	23,013	121	(641)
Benefits paid	(17,199)	(9,541)	(3,780)	(3,430)
Curtailment	—	(5,090)	—	—

Benefit obligation at end of year	$264,890	$263,999	$40,698	$41,961

(a)	The actuarial loss in fiscal 2015 for the Unified Cash Balance Plan was primarily due to demographic experience, including assumption changes, and investment returns on plan assets that were lower than assumed. For the fiscal year end 2015 valuation, as further described below, the Company changed its mortality assumption subsequent to the release of two mortality reports issued by the Society of Actuaries’ Retirement Plans Experience Committee. This change caused the funded position to deteriorate. Partially offsetting the mortality assumption change was an increase in the discount rate (from 4.25% to 4.45%). The actuarial loss in fiscal 2014 for the Unified Cash Balance Plan was primarily due to the change in the discount rate (from 5.00% to 4.25%). The actuarial loss in fiscal 2015 for the ESPPIII includes losses of approximately $0.3 million resulting from a decrease in the prescribed PBGC rate used to convert the normal form of benefit payment (15-year certain) into the optional forms of payment (5 or 10-year certain), partially offset by demographic gains (such as delayed retirements compared to projected retirements) of approximately $0.2 million. The actuarial gain in fiscal 2014 for the ESPPIII includes gains of approximately $0.3 million resulting from an increase in the prescribed PBGC rate used to convert the normal form of benefit payment (15-year certain) into the optional forms of payment (5 or 10-year certain), as well as demographic gains (such as delayed retirements compared to projected retirements) of approximately $0.3 million.

The following table sets forth the change in plan assets for the Unified Cash Balance Plan and ESPPIII (measured at September 30, 2015 and 2014 for fiscal 2015 and 2014, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Fair value of plan assets at beginning of year	$218,895	$202,708	$—	$—
Actual return on plan assets	(6,750)	17,350	—	—
Employer contribution	—	8,378	3,780	3,430
Benefits paid	(17,199)	(9,541)	(3,780)	(3,430)

Fair value of plan assets at end of year	$194,946	$218,895	$—	$—

The accrued pension and other benefit costs recognized for the Unified Cash Balance Plan and ESPPIII in the consolidated balance sheets are computed as follows:

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Funded status at September 30, 2015 and 2014, respectively (under-funded)	$(69,944)	$(45,104)	$(40,698)	$(41,961)

Net amount recognized	$(69,944)	$(45,104)	$(40,698)	$(41,961)

The following table sets forth the amounts recognized in the consolidated balance sheets for the Unified Cash Balance Plan and ESPPIII (measured at September 30, 2015 and 2014 for fiscal 2015 and 2014, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Prepaid (accrued) benefit cost	$11,261	$7,702	$(35,466)	$(36,443)
Accumulated other comprehensive loss	(81,205)	(52,806)	(5,232)	(5,518)

Net amount recognized	$(69,944)	$(45,104)	$(40,698)	$(41,961)

Total net accrued benefit costs of $110.6 million and $87.0 million at October 3, 2015 and September 27, 2014, respectively, are included in the consolidated balance sheets as follows: $107.0 million and $83.6 million are included in long-term liabilities, other and $3.6 million and $3.4 million are included in accrued liabilities at October 3, 2015 and September 27, 2014, respectively.

The following table reconciles the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Unified Cash Balance Plan:

(dollars in thousands)
Unified Cash Balance Plan						Accumulated Other Comprehensive Income Components
October 3, 2015	Annual Cost (benefit)	Fiscal 2009 ASC 715-20 Measurement Date Adjustments to Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Plan Amendment (Unrecognized Prior Service Cost)	Deferred Actuarial (Gains)/ Losses
Beginning balance		$673	$218,895	$(263,999)	$52,806	$—	$52,806
Service cost	$1,289	—	—	(1,289)	—	—	—
Interest cost	10,711	—	—	(10,711)	—	—	—
Actual return loss/(gain)	6,750	—	(6,750)	—	—	—	—

Basic annual cost	18,750	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—
Benefits paid	—	—	(17,199)	17,199	—	—	—
Deferrals
Unexpected return adjustment	(23,303)	—	—	—	23,303	—	23,303
Unrecognized actuarial loss/(gain)	—	—	—	(6,090)	6,090	—	6,090
Plan Amendments – curtailment	—	—	—
Amortization
Prior service cost	—	—	—	—	—	—	—
Unrecognized actuarial loss/(gain)	994	—	—	—	(994)	—	(994)
Curtailment loss	—	—	—	—	—		—

Ending balance	$(3,559)	$673	$194,946	$(264,890)	$81,205	$—	$81,205

The following table reconciles the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the ESPPIII:

(dollars in thousands)
ESPPIII Plan						Accumulated Other Comprehensive Income Components
October 3, 2015	Annual Cost	Fiscal 2009 ASC 715-20 Measurement Date Adjustments to Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service (Credit)/ Cost	Deferred Actuarial (Gains)/ Losses
Beginning balance		$958	$—	$(41,961)	$5,518	$(33)	$5,551
Service cost	$987	—	—	(987)	—	—	—
Interest cost	1,409	—	—	(1,409)	—	—	—

Basic annual cost	2,396	—	—	—	—	—	—
Contributions	—	—	3,780	—	—	—	—
Benefits paid	—	—	(3,780)	3,780	—	—	—
Deferrals
Plan amendments	—	—	—	—			—
Unrecognized actuarial loss/(gain)	—	—	—	(121)	121	—	121
Amortization
Prior service (credit)/cost	(27)	—	—	—	27	27	—
Unrecognized actuarial loss/(gain)	434	—	—	—	(434)	—	(434)

Ending balance	$2,803	$958	$—	$(40,698)	$5,232	$(6)	$5,238

The weighted-average assumptions used in computing the preceding information for the Unified Cash Balance Plan and the ESPPIII as of September 30, 2015, 2014 and 2013 (the annual plan measurement dates) were as follows:

Unified Cash Balance Plan	2015	2014	2013
Benefit obligations:
Discount rate for benefit obligation(a)	4.45%	4.25%	5.00%
Discount rate for interest cost(a)	3.64%	4.25%	5.00%
Rate of compensation increase(b)	3.00%	3.00%	3.00%
Net periodic cost:
Discount rate for net periodic benefit cost	4.25%	5.00%	4.00%
Expected long-term return on plan assets	8.00%	8.00%	8.25%
Rate of compensation increase (b)	3.00%	3.00%	3.00%

ESPPIII	2015	2014	2013
Benefit obligations:
Discount rate for benefit obligation(c)	3.25%	3.50%	3.50%
Discount rate for interest cost(c)	2.57%	3.50%	3.50%
Discount rate for service cost(c)	3.47%	3.50%	3.50%
Rate of compensation increase	N/A	N/A	N/A
Net periodic cost:
Discount rate for net periodic benefit cost	3.50%	3.50%	3.25%
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase(d)	N/A	N/A	2.25%

(a)	The discount rate used to determine the benefit obligation changed from 4.25% at the September 30, 2014 measurement date to the September 2015 yield curve at the September 30, 2015 measurement date. The single weighted average rate used in determining the benefit obligation was 4.45%. Similarly, the single weighted average rate used to determine the fiscal 2016 interest cost was 3.64% (based on changing to the September 2015 yield curve at the September 30, 2015 measurement date).

(b)	The rate of compensation increase for the Unified Cash Balance Plan was 3.00% for the first quarter of fiscal 2015. Since the plan was frozen at December 31, 2014, current participants will no longer accrue salary-based service credits based on years of service with the Company, and the rate of compensation increase will be zero commencing January 1, 2015.

(c)	The discount rate used to determine the benefit obligation changed from 3.50% at the September 30, 2014 measurement date to the September 2015 yield curve at the September 30, 2015 measurement date. The single weighted average rate used in determining the benefit obligation was 3.25%. Similarly, the single weighted average rates used to determine the fiscal 2016 interest cost and service cost were 2.57% and 3.47%, respectively (based on changing to the September 2015 yield curve at the September 30, 2015 measurement date).

(d)	The rate of compensation increase for the ESPPIII was 2.25% at the beginning of fiscal year 2013. A remeasurement of this plan occurred as of December 31, 2012 using a discount rate of 3.00% and a 0% salary increase rate.

The Company’s fiscal 2015 and fiscal 2014 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.00% and 8.00%, respectively. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets for fiscal 2015 assumes an asset allocation of approximately 60% equity, 25% fixed income financial instruments, 12.5% alternative investments, and 2.5% real asset investments (see description under “Plan Assets” below). The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate (see further discussion and related table under “Plan Assets” below). Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets (for the Unified Cash Balance Plan in fiscal 2015 and fiscal 2014) by 0.50% (from 8.00% to 7.50% for fiscal 2015 and from 8.00% to 7.50% for fiscal 2014) would have increased its pension expense for fiscal 2015 and fiscal 2014 by approximately $0.9 million and $1.0 million, respectively.

For the Company’s 2015 fiscal year end actuarial valuation, the Company elected an alternative approach for using discount rates to measure the components of net periodic benefit cost for the Unified Cash Balance Plan and ESPPIII pursuant to ASC 715, “Compensation – Retirement Benefits”. Specifically, the alternative approach focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from an acceptable high quality corporate bond yield curve, matched with separate cash flows for each future year. The Company elected to use such an approach instead of the single weighted-average discount rate approach that was employed in prior years’ actuarial valuations. The change in approach does not alter the measurement of the related benefit obligations as of the reporting date. The Company has elected to treat this change in approach as a change in accounting estimate. Measuring service cost and interest cost by applying individual spot rates to each year’s cash flows produces a more precise measure of each plan’s service cost and interest cost. This approach uses discount rates that are more granular than the weighted average discount rate previously used to develop discount rates. For the Company’s 2015 fiscal year end actuarial valuation, the discount rates derived utilizing this approach were as follows: (1) For the Unified Cash Balance Plan, the equivalent weighted average discount rate used to measure the pension benefit obligation and interest cost components was 4.45% and 3.64%, respectively; and (2) For the ESPPIII, the equivalent weighted average discount rate used to measure the pension benefit obligation, interest cost and service cost components was 3.25%, 2.57% and 3.47%, respectively. The discount rate that was utilized for determining the Company’s fiscal 2014 pension obligation and fiscal 2015 net periodic benefit cost for the Unified Cash Balance Plan and the ESPPIII was selected to reflect the rates of return currently available on high quality fixed income securities whose cash flows (via coupons and maturities) match the timing and amount of future benefit payments of the plan. Bond information was provided by a recognized rating agency for all high quality bonds receiving one of the two highest ratings. As a result of this modeling process, the discount rate was 4.25% for the Unified Cash Balance Plan and 3.50% for the ESPPIII at September 30, 2014.

In October 2014, the Society of Actuaries’ Retirement Plans Experience Committee released two mortality reports after a comprehensive review of recent mortality experience of uninsured private retirement plans in the United States. As a result, the mortality assumption that was utilized for determining the Company’s fiscal 2015 pension obligation and projected fiscal 2016 net periodic benefit cost for the Unified Cash Balance Plan and the ESPPIII was changed. The Company changed from the prescribed IRC §430(h)(3)(A) mortality table for pension funding to separate rates for non-annuitants, based on RP-2014 “Employees” table adjusted to remove post-2007 improvement projections, and annuitants, based on RP-2014 “Healthy Annuitants” table adjusted to remove post-2007 improvement projections, both with the following mortality improvement scale: MP-2014 scale, modified to use a 10-year convergence period to a long-term improvement rate of 1.0% by 2017.

Plan Assets

The Company’s Unified Cash Balance Plan weighted-average asset allocation at October 3, 2015 and September 27, 2014, by asset category is as follows:

(dollars in thousands)
	October 3, 2015	September 27, 2014
Asset Category:
Equity securities	$104,070	$139,409
Debt securities (mutual funds comprised of investment grade bonds)	44,980	28,163
Alternative investments	42,590	48,610
Other	3,306	2,713

Total	$194,946	$218,895

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

The long-term target asset allocation for the investment portfolio at October 3, 2015 is divided into five asset classes as follows:

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

The credit and liquidity crisis in the United States and throughout the global financial system in 2008-2009 triggered substantial volatility in the world financial markets and banking system. As a result of continuing volatility in the financial markets, the investment portfolio of the Unified Cash Balance Plan incurred a decline in the fair value of plan assets during fiscal 2015 but increased in fiscal 2013 and 2014. The values of the Unified Cash Balance Plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

The Unified Cash Balance Plan currently holds seven limited partnership fund investments with funding commitments extending through 2016. One fund was started in 2008, three funds were started in 2011, two funds were started in 2012 and one fund was started in 2013. The Unified Cash Balance Plan’s remaining unfunded commitments to limited partnership fund investments as of October 3, 2015 was $6.7 million out of total original commitments of $14.0 million. While shares in the limited partnership fund investments are not redeemable, the Company expects to recover the Unified Cash Balance Plan’s investments in the limited partnership funds through investee distributions as the investee liquidates the underlying assets. The limited partnership fund investments have maturity dates through 2023.

The Unified Cash Balance Plan may redeem shares in its other closely held investments by submitting a request, generally 30 to 90 days prior to a period-end. There are no unfunded commitments for the other closely held investments.

The following table represents the Unified Cash Balance Plan’s financial instruments recorded at fair value and the hierarchy of those assets as of October 3, 2015:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Equities (including mutual funds):
Investment grade bonds	$44,980	$—	$—	$44,980
Growth—foreign	19,783	—	—	19,783
Growth—large cap	17,885	—	—	17,885
Communication & technology	15,078	—	—	15,078
Retail & industrial goods	13,013	—	—	13,013
Financial & insurance	14,449	—	—	14,449
Emerging markets	7,767	—	—	7,767
Utilities, energy & extractive industries	3,657	—	—	3,657
Medical & pharmaceutical	8,693	—	—	8,693
Other	3,745	—	—	3,745

Total equities	149,050	—	—	149,050

Cash equivalents	3,306	—	—	3,306
Alternative investments	—	—	42,590	42,590

Total	$152,356	$—	$42,590	$194,946

The table below sets forth a summary of changes in the fair value of the Unified Cash Balance Plan’s level 3 assets for the year ended October 3, 2015:

(dollars in thousands)
Total Alternative Investments
Estimated fair value, beginning of year	$48,610
Purchases	3,922
Net investment loss	(912)
Distributions	(9,030)

Estimated fair value, end of year	$42,590

The following table represents the Unified Cash Balance Plan’s financial instruments recorded at fair value and the hierarchy of those assets as of September 27, 2014:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Equities (including mutual funds):
Investment grade bonds	$45,453	$—	$—	$45,453
Growth—foreign	24,850	—	—	24,850
Growth—large cap	14,135	—	—	14,135
Communication & technology	16,179	—	—	16,179
Retail & industrial goods	19,007	—	—	19,007
Financial & insurance	13,522	—	—	13,522
Emerging markets	10,841	—	—	10,841
Utilities, energy & extractive industries	5,132	—	—	5,132
Medical & pharmaceutical	12,191	—	—	12,191
Other	6,262	—	—	6,262

Total equities	167,572	—	—	167,572

Cash equivalents	2,713	—	—	2,713
Alternative investments	—	—	48,610	48,610

Total	$170,285	$—	$48,610	$218,895

The table below sets forth a summary of changes in the fair value of the Unified Cash Balance Plan’s level 3 assets for the year ended September 27, 2014:

(dollars in thousands)
Total Alternative Investments
Estimated fair value, beginning of year	$37,893
Purchases	13,287
Net investment gain	3,371
Distributions	(5,941)

Estimated fair value, end of year	$48,610

Contributions

Unified Cash Balance Plan and ESPPIII

Contributions to the Unified Cash Balance Plan are made in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes.

During July 2012, legislation to provide pension funding relief was enacted as part of the 2012 student loan and transportation legislation titled “Moving Ahead for Progress in the 21st Century” (“MAP-21”). Funding relief was achieved through changes in the methodology employed to determine interest rates used to calculate required funding contributions. The funding relief applied to single-employer pension plans subject to the funding requirements of the Employee Retirement Income Security Act (“ERISA”) that base pension liability calculations on interest rates determined pursuant to the Pension Protection Act of 2006.

During August 2014, legislation to extend the pension funding relief included in MAP-21 was enacted as part of the Highway and Transportation Funding Act of 2014 (“HATFA”). As a result, the Company’s contributions to the Unified Cash Balance Plan for fiscal 2014 were reduced by $2.9 million from our originally estimated amounts. During fiscal 2015, we had no additional required contributions for the 2014 plan year, and there were no contributions required for the 2015 plan year. Accordingly, the Company made no contributions to the Unified Cash Balance Plan during fiscal 2015. Due to the plan’s funded status, quarterly contributions will not be required in fiscal 2016 for the 2016 plan year. At its discretion, the Company may contribute in excess of the minimum (zero) requirement. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. Contributions for the 2015 and 2016 plan years, if any, will be due by September 15, 2016 and September 15, 2017, respectively.

The Company made benefit payments of $3.8 million to participants in the ESPPIII during fiscal 2015. The Company expects to make benefit payments of $3.6 million to participants in the ESPPIII in fiscal 2016.

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

The Company made contributions of $14.6 million, $14.1 million and $13.5 million for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively, to its participating multiemployer plans. The following table provides information regarding the Company’s participation in these multiemployer plans. The table provides the following information:

•	The EIN/Pension Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable.

•

Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2015 and 2014 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status, plans in yellow zone or orange zone status are less than 80 percent funded and are considered endangered or seriously endangered status, and green zone plans are at least 80 percent funded.

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

•	The table also includes the current expiration date(s) for the collective bargaining agreement(s) under which the plans are associated and contributions to the plans for the last three years.

(dollars in thousands)
	EIN	Plan Month/Day End Date	PPA Zone Status		RP Status Pending/ Implemented	Range of Agreement Expiration Dates	Contributions(d)
Pension Fund			2014	2013			2015	2014	2013
Western Conference of Teamsters Pension Trust	916145047 -001	12/31	Green	Green	No	4/23/16 – 7/15/17(c)	$13,286	$12,760	$12,520
Bakery & Confectionery Union and Industry International Pension Fund(b)	526118572 -001	12/31	Red	Red	Implemented	7/6/16	1,024	1,029	743
Washington Meat Industry Pension Trust(b)	916134141 -001	9/30	Red	Red	Implemented	9/30/17	71	71	74
Other plans(a)							243	232	219

Total							$14,624	$14,092	$13,556

(a)	Other plans consist of two plans (each with a PPA zone status of green) that have been aggregated in the foregoing table, as the contributions to each of these plans are not individually material.

(b)	The Company is subject to critical status surcharge contributions that are imposed for plans that are in the red zone.

(c)	The Company has 18 collective bargaining agreements participating in the Western Conference of Teamsters Pension Trust. Approximately 17% of the participants covered by this plan are subject to collective bargaining agreements that expire on April 23, 2016.

(d)	None of the Company’s collective bargaining agreements require that a minimum contribution be made to these plans. None of the Company’s contributions exceed 5% of the total contributions to any of the plans.

Defined Contribution Retirement Plans

Supplemental Executive Retirement Plan

Effective June 1, 2013, the Company implemented a supplemental retirement plan for a select group of management or highly compensated employees that are at the Vice President level and above of the Company under the Unified Grocers, Inc. Supplemental Executive Retirement Plan (the “SERP”). This plan was established to replace the ESPPIII, which has been frozen. The SERP provides participating officers with supplemental retirement income in addition to the benefits provided under the Company’s Cash Balance and 401(k) plans.

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized “for the purpose of debiting or crediting additional amounts” to each participant’s account. The Company informally funds its obligation to plan participants in a rabbi trust, comprised of mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. Mutual funds reported at their estimated fair value of $2.0 million and $0.8 million at October 3, 2015 and September 27, 2014, respectively, are included in other assets in the Company’s consolidated balance sheets.

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

The SERP is accounted for pursuant to FASB ASC section 715-70, Compensation – Retirement Benefits – Defined Contribution Plans (“ASC 715-70”). SERP participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”). The Company is accruing the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of October 3, 2015 and September 27, 2014, the Company accrued $1.2 million and $1.2 million, respectively, in related benefit cost recorded in long-term liabilities, other in the Company’s consolidated balance sheets.

Sheltered Savings Plan

The Company has a Sheltered Savings Plan (“SSP”), which is a defined contribution plan, adopted pursuant to Section 401(k) of the Internal Revenue Code for substantially all of its nonunion employees. Prior to December 31, 2014, the Company matched, after an employee’s one year of service, each dollar deferred up to 4% of each participant’s eligible compensation and, at its discretion, matched 40% of amounts deferred between 4% and 8% of each participant’s eligible compensation. In response to changes in the Company’s Unified Cash Balance Plan (discussed previously herein), the Company amended the SSP on December 31, 2014. Commencing January 1, 2015, the Company increased its matching portion from 40% to 50% of a participant’s contributions over 4% and up to 8% of each participant’s eligible compensation. In addition, for each of the respective SSP plan years beginning January 1, 2015, January 1, 2016 and January 1, 2017, the Company will make an additional contribution on behalf of eligible participants (those who were participants in the Unified Cash Balance Plan as of December 31, 2014) from 1% up to 5% of a participant’s annual eligible compensation. At the end of each plan year, the Company may also contribute an amount equal to 2% of the compensation of those participants employed at that date. Participants are immediately 100% vested in the Company’s contribution.

The Company contributed approximately $5.1 million, $4.8 million and $5.1 million related to its SSP in the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

Deferred Compensation Plan II

The Company has a nonqualified Deferred Compensation Plan (“DCPII”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCPII. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies and mutual funds reported at their estimated fair value are included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $12.3 million and $13.2 million at October 3, 2015 and September 27, 2014, respectively. The estimated fair value of the mutual funds was negligible at October 3, 2015 and September 27, 2014. The liability to participants ($12.5 million and $12.7 million at October 3, 2015 and September 27, 2014, respectively) is included in long-term liabilities, other in the Company’s consolidated balance sheets. The rabbi trust is subject to the Company’s creditors’ claims in the event of its insolvency.

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

The LTIP is offered to a select group of officers of the Company, Vice-President and higher (the “Participants”), and participation may be further constrained or increased at the discretion of the Company’s Compensation Committee. Participants are awarded with a certain number of Units (defined below) on an annual basis (the “Award”); however, an Award in one year does not ensure that a Participant will receive an Award in subsequent years. Each Award participates in a four-year cycle (“Performance Cycle”), which is based on consecutive fiscal years of the Company, and the amount paid to a Participant, if any, is determined at the end of the Award’s Performance Cycle and is payable prior to December 31st of the year in which the Performance Cycle ends (“Maturity Date”). The Maturity Date is the date on which a Participant’s vested Unit is deemed to mature, which is the earlier of (a) the last day of the Performance Cycle or (b) a change in control of the Company. In fiscal 2015, 2014 and 2013, LTIP Awards were offered to certain officers of the position of Vice-President or higher. The Participant’s Award is vested based on the Participant’s continuous employment with the Company during the Award’s Performance Cycle.

There are two types of units that are granted as part of an Award: Appreciation Units and Full-Value Units (collectively, “Units”). Effective for fiscal 2016, the LTIP was amended to expand the Awards that may be granted thereunder to include Full-Value Units. A “Full-Value Unit” entitles the award recipient to the “maturity value” on the Units at the end of the Performance Cycle assigned to the Units. The “maturity value” for a Full-Value Unit is the

Company’s Exchange Value Per Share for a share of the Class A or Class B stock of the Company as calculated from the Company’s financial statements (see Part I, Item 1. “Business – Capital Shares” for additional information), plus cumulative cooperative division patronage dividends, cash dividends and non-allocated retained earnings attributable to such share Exchange Value Per Share, as calculated from the Company’s financial statements for the fiscal year end that coincides with the end of the Performance Cycle. An “Appreciation Unit” refers to a notional unit that grants Participants the contractual right to receive the positive difference, if any, between the Maturity Value of the Unit on its Maturity Date and the Base Value (capitalized terms defined below) assigned to the Unit at the beginning of the Performance Cycle. The Base Value is equal to the Exchange Value Per Share for the fiscal year ending immediately prior to the Performance Cycle. The Maturity Value is equal to the Exchange Value Per Share plus Cumulative Co-op Patronage Dividends (defined below), plus Cumulative Cash Dividends (the total of cash dividends paid, excluding patronage dividends, as reported in the Company’s fiscal year-end financial statements), plus Cumulative Non-allocated Retained Earnings (defined below), as calculated from the Company’s financial statements for the Performance Cycle assigned to the Appreciation Unit. The difference is then multiplied by the number of vested Appreciation Units awarded for the Performance Cycle that remain outstanding on the Maturity Date. Cumulative Co-op Patronage Dividends are the sum of the Cooperative Division’s patronage earnings divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle. Cumulative Co-op Patronage Dividends do not include Dairy Division patronage dividend amounts. The Cumulative Non-allocated Retained Earnings amount is the sum of the total increase or decrease in non-allocated retained earnings for a fiscal year divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle.

The Company determines the number of Units to be awarded by first starting with a targeted compensation gap that the awards are designed to fill for each officer. The targeted compensation gap is the value the Units (cumulative Full-Value and Appreciation Units) are targeted to have when they are paid out to the officer at the end of the Performance Cycle. To calculate the number of Full-Value and Appreciation Units to be awarded at the start of the Performance Cycle such that those Full-Value and Appreciation Units achieve the targeted compensation gap, the Compensation Committee uses an assumed potential compound annual growth rate (“CAGR”) of the Appreciation Units over the Performance Cycle plus the Full-Value Units. If the actual CAGR of the Appreciation Units over the Performance Cycle ends up being higher than the assumed potential CAGR used by the Compensation Committee in making the award, which may happen if, for example, the Company’s Exchange Value Per Share, dividends and non-allocated retained earnings exceed expectation, then the actual value of the Appreciation Units at the end of the Performance Cycle may exceed the targeted compensation gap. If, on the other hand, the actual CAGR of the Appreciation Units over the Performance Cycle ends up being lower than the assumed potential CAGR used by the Compensation Committee in making the award, which may happen if, for example, the Company’s Exchange Value Per Share, dividends and non-allocated retained earnings fall short of expectation, then the actual value of the Appreciation Units at the end of the Performance Cycle may not meet the targeted compensation gap.

For the 2013 – 2015 Performance Cycles, all Units awarded were Appreciation Units. For the 2016 Performance Cycle, an officer’s LTIP award is comprised of Full-Value Units, equaling 25% of the targeted compensation gap, and Appreciation Units, equaling 75% of the targeted compensation gap. Based on the Company’s calculations relative to the 2013, 2014 and 2015 Performance Cycles, the Company determined there was no LTIP compensation expense for the Performance Cycles to be recorded in fiscal 2015. Based on the Company’s calculations relative to the 2013 and 2014 Performance Cycles, the Company determined there was no LTIP compensation expense for the Performance Cycles to be recorded in fiscal 2014.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
	Unified Cash Balance Plan	ESPPIII
2016	$19,666	$3,580
2017	11,229	3,912
2018	11,657	4,331
2019	12,094	4,331
2020	12,577	4,551
Thereafter	70,610	19,496

Total	$137,833	$40,201

14.    Postretirement Benefit Plans Other Than Pensions

The Company sponsors the following postretirement benefit plans:

Retiree Medical Plan

The Company sponsors a postretirement benefit plan that provides certain medical coverage to retired non-union employees who are eligible to participate in the Unified Grocers, Inc. Retiree Medical Plan (the “RMP”). The RMP is contributory for non-union employees retiring after January 1, 1990, with the retiree contributions adjusted annually. This plan is not funded.

In December 2012, the Company amended the RMP to modify the eligibility requirements for the RMP. Effective as of the end of the first quarter of fiscal 2013, only employees of Unified who have reached 49 years of age with at least 15 years of continuous service with the Company as of the end of the first quarter of fiscal 2013 will remain eligible to participate in the RMP. To receive benefits under the RMP, those employees who remain eligible must remain in continuous service with the Company through their retirement following the attainment of at least 55 years of age. We also reduced the benefits for those who remained eligible. Previously this was a lifetime benefit for the employee and their spouse. This was changed to a 15-year benefit for the employee only.

Officer Retiree Medical Plan

Officers who are at least 55 years of age and have seven years of service with the Company as an officer are eligible to participate in the Officer Retiree Medical Plan (the “ORMP”), which includes the Company’s Executive Medical Reimbursement Plan (the “EMRP”), following termination of employment. Pursuant to the EMRP, officers will be eligible for payment by the insurance plan of the portion of eligible expenses not covered under the Company’s health insurance plan.

Benefits under the ORMP are the same as under the RMP offered to non-union employees but with no annual premium caps, plus dental and vision benefits, continuation of the EMRP during retirement and extension of benefits for eligible dependents following the officer’s death. Active officers will continue to be obligated to pay the regular premium for the Company health insurance plan they have selected. During retirement, officers are required to pay 25% of the ORMP premium to maintain coverage. Effective December 31, 2012, the eligibility provisions of the ORMP were frozen effective September 30, 2012; accordingly, no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in the ORMP. We also reduced the benefits for those who remained eligible. Previously this was a lifetime benefit for the employee and their spouse. This was changed to a 15-year benefit for the employee only.

Executive Insurance Plan

The Company provides for the cost of life insurance on behalf of current and qualifying former officers of Unified through a split-dollar Executive Insurance Plan (the “EIP”) arrangement. As discussed below, this plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. Accordingly, no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in the EIP. This plan is not funded.

In May 2013, the EIP was amended and restated effective as of June 1, 2013. The EIP previously provided a life insurance benefit under the current whole life insurance policy for covered, active officers of three times their annual salary. For officers who were active on or after June 1, 2013, the EIP, as amended, provides a life insurance benefit of one and one-half times their annual salary up to $1.2 million (reducing to 50% of the original amount at age 70) through group term life insurance. The group term life insurance coverage terminates upon retirement or termination. For active officers who were covered by the EIP at the time it was closed as of September 30, 2012, the EIP, as amended, also provides an additional fixed life insurance benefit amount, payable upon the participant’s death to their designated beneficiaries, based on such participant’s position with the Company as of June 1, 2013 as follows: $1,000,000 for the chief executive officer, $500,000 for executive vice president, $400,000 for senior vice presidents and $300,000 for vice presidents. Such fixed life insurance benefit amounts will not be adjusted for future promotions or increases in salary. Eligible participants who were covered by the whole life insurance policy and retired prior to June 1, 2013 are unaffected by the amendment and are covered under the prior formula of one and one-half times their annual salary in their final year of employment.

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

Sick Leave Union Plan

Certain eligible union employees have a separate plan providing a lump-sum payout for unused days in the sick leave bank. The sick leave payout plan is noncontributory and is not funded.

Plan Amendments

Effective September 2014, in conjunction with the implementation of a paid time-off (“PTO”) program for non-union employees that increased our benefit expenses by $1.8 million, we terminated our non-union sick leave plan, resulting in a $1.4 million reduction in the associated long-term liability and a $1.1 million pre-tax reduction in accumulated other comprehensive earnings, resulting in the recognition of a one-time pre-tax termination gain of $2.5 million, which is recorded in addition to the net periodic postretirement benefit cost in our accompanying consolidated statements of earnings (loss).

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

In December 2012, the Company also amended the RMP to modify the eligibility requirements for the RMP. Effective as of the end of the first quarter of fiscal 2013, only employees of the Company who have reached 49 years of age with at least 15 years of continuous service with Unified as of the end of the first quarter of fiscal 2013 will remain eligible to participate in the RMP. To receive benefits under the RMP, those employees who remain eligible must remain in continuous service with Unified through their retirement following the attainment of at least 55 years of age. We also reduced the benefits for those who remained eligible. Previously this was a lifetime benefit for the employee and their spouse. This was changed to a 15-year benefit for the employee only.

As a result of the foregoing benefit plan amendments, the Company remeasured the projected pension and accumulated postretirement benefit obligations associated with the respective plans as of the end of the first quarter of fiscal 2013. Such remeasurement resulted in a $29.7 million reduction in the Company’s long-term liabilities associated with the foregoing plans. These reductions were offset by an increase in other comprehensive earnings of $17.5 million (net of income tax of $9.5 million) and the recognition of a one-time curtailment gain of $2.7 million, related to the RMP, which is recorded in addition to the net periodic postretirement benefit cost in the Company’s accompanying consolidated statements of earnings (loss).

The components of net periodic benefit cost consist of the following (for all postretirement benefit plans described above, not including the ESPPIII, which is disclosed in Note 13, “Benefit Plans”):

(dollars in thousands)
	Fiscal Years Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Service cost	$57	$173	$546
Interest cost	1,212	1,383	1,631
Amortization of prior service credit	(8,326)	(8,561)	(6,642)
Recognized actuarial loss/(gain)	104	562	1,037
Plan termination and curtailment gains	—	(2,472)	(2,685)

Net periodic benefit	$(6,953)	$(8,915)	$(6,113)

The change in the benefit obligations consists of the following:

(dollars in thousands)
	October 3, 2015	September 27, 2014
Benefit obligation at beginning of year	$33,833	$34,444
Service cost	57	173
Interest cost	1,212	1,383
Plan amendments	—	—
Actuarial loss (gain)(a)	879	1,220
Benefits paid	(1,819)	(1,960)
Non-union sick plan termination benefits and settlement	—	(1,427)

Benefit obligation at end of year	$34,162	$33,833

(a)

The actuarial loss in fiscal 2015 for the postretirement benefit plans reflects demographic experience different from assumed for the year, including assumption changes. As previously disclosed (see Note 13), the Company changed its mortality assumption subsequent to the release of two mortality reports issued by the Society of Actuaries’ Retirement Plans Experience Committee. This change caused the funded position to deteriorate. Partially offsetting the mortality assumption change was an increase in the discount rate applicable to the component plans. The actuarial loss in fiscal 2014 for the postretirement benefit plans includes a loss of approximately $1.5 million due to the change in the discount rate (from 4.25% to 3.75%), partially offset by demographic gains (i.e., delayed retirements) of approximately $0.3 million.

The change in the plan assets during the year is:

(dollars in thousands)
	October 3, 2015	September 27, 2014
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,819	1,960
Benefits paid	(1,819)	(1,960)

Fair value of plan assets at end of year	$—	$—

The funded status of the plans is:

(dollars in thousands)
	October 3, 2015	September 27, 2014
Funded status at September 30, 2015 and 2014 (under-funded)	$(34,162)	$(33,833)

Net amount recognized	$(34,162)	$(33,833)

Total accrued benefit costs of $34.2 million and $33.8 million at October 3, 2015 and September 27, 2014, respectively, are included in the consolidated balance sheets as follows: $31.2 million and $30.8 million are included in long-term liabilities, other and $3.0 million and $3.0 million are included in accrued liabilities at October 3, 2015 and September 27, 2014, respectively.

The following table reconciles the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Company’s postretirement benefit plans:

(dollars in thousands)
Postretirement Benefit Plans						Accumulated Other Comprehensive Income Components
October 3, 2015	Annual Cost	Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service (Credit)/ Cost	Deferred Actuarial (Gains)/ Losses
Beginning balance	—	$3,260	$—	$(33,833)	$(15,173)	$(11,993)	$(3,180)
Service cost	$57	—	—	(57)	—	—	—
Interest cost	1,212	—	—	(1,212)	—	—	—

Basic annual cost	1,269		—	—	—	—	—
Contributions	—	—	1,819	—	—	—	—
Benefits paid	—	—	(1,819)	1,819	—	—	—
Deferrals
Plan amendments	—	—	—	—	—	—	—
Unrecognized actuarial (gain)/loss	—	—	—	(879)	879	—	879
Amortization
Prior service credit	(8,326)	—	—	—	8,326	8,326	—
Recognized actuarial loss/(gain)	104	—	—	—	(104)	—	(104)

Ending balance	$(6,953)	$3,260	$—	$(34,162)	$(6,072)	$(3,667)	$(2,405)

The Company’s fiscal 2015 postretirement expense includes an approximate $8.2 million credit for its postretirement benefit plans as a result of amortizing prior service credits of $8.3 million and actuarial losses of $0.1 million from accumulated other comprehensive income into postretirement expense over the 2015 fiscal year.

The Company’s projected fiscal 2016 postretirement expense includes an approximate $1.7 million credit for its postretirement benefit plans which is expected to be recognized as a result of amortizing projected prior service credits of $1.2 million and a projected actuarial gain of $0.5 million from accumulated other comprehensive income into postretirement expense over the 2016 fiscal year.

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
Postretirement Benefit Plans
2016	$2,983
2017	2,292
2018	2,313
2019	2,357
2020	2,347
Thereafter	3,729

Total	$16,021

The weighted-average assumptions as of September 30, 2015, 2014 and 2013 are as follows:

	Postretirement Benefit Plans
	2015	2014	2013
Benefit obligations:
Discount rate for benefit obligation(a)	3.91%	3.75%	4.25%
Discount rate for interest cost(a)	3.01%	3.75%	4.25%
Discount rate for service cost(a)	4.25%	3.75%	4.25%
Rate of compensation increase(b)	3.00%	3.00%	3.00%
Net periodic benefit cost:
Discount rate for net periodic benefit cost(c)	3.75%	4.25%	4.00%
Rate of compensation increase(b)	3.00%	3.00%	3.00%

(a)	For plans other than the Officer Retiree Medical Plan and split-dollar Executive Insurance Plan, the discount rate used to determine the benefit obligation changed from 3.75% at the September 30, 2014 measurement date to the September 2015 yield curve at the September 30, 2015 measurement date. The single weighted average rate used in determining the benefit obligation was 3.91%. Similarly, the single weighted average rates used to determine the fiscal 2016 interest cost and service cost were 3.01% and 4.25%, respectively (based on changing to the September 2015 yield curve at the September 30, 2015 measurement date).

The discount rate used to determine the benefit obligation for the Officer Retiree Medical Plan changed from 3.75% and 4.25% at the September 30, 2014 and September 30, 2013 measurement dates, respectively, to the September 2015 yield curve at the September 30, 2015 measurement date. The single weighted average rate used in determining the benefit obligation was 3.93%. Similarly, the single weighted average rates used to determine the fiscal 2016 interest cost and service cost were 3.08% and 3.88%, respectively (based on changing to the September 2015 yield curve at the September 30, 2015 measurement date). The comparable rate for each of these costs was 3.75% and 4.25% for fiscal 2014 and 2013, respectively.

The discount rate used to determine the benefit obligation for the split-dollar Executive Insurance Plan changed from 3.75% and 4.25% at the September 30, 2014 and September 30, 2013 measurement dates, respectively, to the September 2015 yield curve at the September 30, 2015 measurement date. The single weighted average rate used in determining the benefit obligation was 4.54%. Similarly, the single weighted average rate used to determine the fiscal 2016 interest cost was 3.91% (based on changing to the September 2015 yield curve at the September 30, 2015 measurement date). The comparable rate for this cost was 3.75% and 4.25% for fiscal 2014 and 2013, respectively.

(b)	The rate of compensation increase for the fiscal 2015 union sick pay plan and fiscal 2014 and fiscal 2013 union and non-union sick pay plans is 3.00%. This assumption is not applicable for the other postretirement benefit plans.
(c)	The discount rate for the split-dollar Executive Insurance Plan is 3.75%, 4.25% and 4.00% for fiscal 2015, 2014 and 2013, respectively. The discount rate for the Officer Retiree Medical Plan is 3.75%, 4.25% and 4.00% for fiscal 2015, 2014 and 2013, respectively. The discount rate of 4.00% was the rate at the beginning of fiscal year 2013. A remeasurement occurred as of December 31, 2012 for the RMP and ORMP using a discount rate of 3.50% and 3.75%, respectively.

For measurement purposes, the following table sets forth the assumed health care trend rates:

	October 3, 2015	September 27, 2014
Pre-age 65 health care cost trend rate assumed for 2015 and 2014(a)	8.00%	8.00%
Pre-age 65 rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(b)	5.00%	5.00%
Pre-age 65 year that the rate reaches the ultimate trend rate	2021	2021
Post-age 65 health care cost trend rate assumed for 2015 and 2014(a)	5.50%	5.50%
Post-age 65 rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(c)	4.75%	4.75%
Post-age 65 year that the rate reaches the ultimate trend rate	2020	2020

(a)	The annual rate of increase in the per capita cost of covered health care benefits.
(b)	The valuation trend assumption was projected as follows: A rate of 8.00% in 2015, 7.50% in 2016, 7.00% in 2017, 6.50% in 2018, 6.00% in 2019, 5.50% in 2020, 5.00% in 2021, and 5.00% in 2022 and beyond. The initial trend rate reflects the Company’s recent cost experience, healthcare cost survey data, Patient Protection and Affordable Care Act fee estimates, and the Company’s expected insurance market cost increases over the next year. The ultimate rate was set to reflect general inflation plus added medical inflation. The grading period is an estimate of the length of time it will take for health care costs to become more stable as a percentage of the Gross Domestic Product.
(c)	The valuation trend assumption was projected as follows: 5.50% in 2015, 5.25% in 2016, 5.25% in 2017, 5.00% in 2018, 5.00% in 2019, 4.75% in 2020, and 4.75% in 2021 and beyond. The initial trend rate reflects recent experience in the individual Medicare supplement market. The ultimate rate was set to reflect general inflation plus added medical inflation for Medicare supplemental coverage.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates for the RMP and ORMP would have the following effects as of October 3, 2015:

(dollars in thousands)
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$35	$(31)
Effect on accumulated postretirement benefit obligation	$880	$(793)

The Company’s union employees participate in a multiemployer plan that provides health care benefits for retired union employees. Amounts contributed to the multiemployer plan for these union employees totaled $0.3 million in fiscal 2015, $5.0 million in fiscal 2014 and $5.4 million in fiscal 2013. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

Patient Protection and Affordable Care Act

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company’s retiree medical benefits in future periods, including the related accounting for such benefits, such as the 40% excise tax beginning in 2020 that will be imposed on the value of health insurance benefits exceeding a certain threshold.

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

16.    Segment Reporting

Management identifies segments based on the information monitored by the Company’s chief operating decision maker to manage the business and, accordingly, has the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than insurance and financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment. As of October 3, 2015, the Wholesale Distribution segment represents nearly 100% of the Company’s total net sales and 84% of total assets.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery, and dairy products. Net sales within the Wholesale Distribution segment include $2.6 billion, $2.4 billion and $2.4 billion, or 65%, 65% and 66% of total Wholesale Distribution segment net sales for fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively, attributable to sales of non-perishable products, and $1.4 billion, $1.3 billion and $1.2 billion, or 35%, 35% and 34% of total Wholesale Distribution segment net sales for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprise less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $4.144 billion, $3.865 billion and $3.722 billion for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

•

The Company’s former Insurance segment included the results of operations for the Acquired Companies (Unified Grocers Insurance Services and the Company’s two insurance subsidiaries, Springfield Insurance

Company and Springfield Insurance Company, Limited). As of October 3, 2015, the Company’s former Insurance discontinued operations collectively account for approximately 13% of total assets.

The All Other category includes the results of operations for the Company’s other support businesses, including its wholly-owned finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of October 3, 2015, the All Other category collectively accounts for less than 1% of the Company’s total net sales and 3% of total assets.

Information about the Company’s operating segments is as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Net sales
Wholesale distribution: Gross billings	$4,143,540	$3,865,071	$3,722,387
Less: Gross billings through vendor direct arrangements	(117,021)	(112,406)	(51,142)

Wholesale distribution: Net sales	4,026,519	3,752,665	3,671,245
All other	1,544	1,119	1,356
Intersegment eliminations	(443)	(224)	(142)

Total net sales	$4,027,620	$3,753,560	$3,672,459

Operating income (loss)
Wholesale distribution	$1,355	$21,665	$11,761
All other	461	10	445

Total operating income	1,816	21,675	12,206

Interest expense	(9,978)	(11,197)	(12,788)
Loss on early extinguishment of debt	(3,200)	—	(9,788)
Patronage dividends	(7,234)	(9,395)	(9,609)
Income taxes	3,951	(1,508)	7,495

Net loss from continuing operations	$(14,645)	$(425)	$(12,484)

Loss from discontinued operations, net	(3,701)	(4,981)	(5,160)
Loss on pending sale of discontinued operations	(3,173)	—	—

Net loss	$(21,519)	$(5,406)	$(17,644)

Depreciation and amortization
Wholesale distribution	$30,955	$27,847	$25,126
All other	86	3	56

Total depreciation and amortization	$31,041	$27,850	$25,182

Capital expenditures
Wholesale distribution	$9,221	$9,938	$10,194
Held-for-sale discontinued operations	—	—	224
All other	—	—	—

Total capital expenditures	$9,221	$9,938	$10,418

Identifiable assets at respective year end date
Wholesale distribution	$812,341	$781,438	$767,295
Assets held for sale – discontinued operations	125,904	123,729	119,338
All other	26,080	23,050	29,973

Total identifiable assets at respective fiscal year end date	$964,325	$928,217	$916,606

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

The Company’s largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., accounted for 16%, 15% and 14% of total net sales for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively. The Company’s ten largest customers (including Cash & Carry Stores, LLC) combined accounted for 53%, 49% and 47% of total net sales for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013, respectively.

The Company’s ten customers with the largest accounts receivable balances accounted for approximately 43% and 40% of total accounts receivable at October 3, 2015 and September 27, 2014, respectively.

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

As of September 28, 2013, there were indicators of impairment related to certain receivables. During the Company’s third quarter of fiscal 2014, the Company restructured these receivables as part of a troubled debt restructuring and recorded an immaterial impairment. The fair values of assets received, net of liabilities assumed, as part of the restructuring of these receivables were derived from models utilizing unobservable inputs that fall within Level 3 of the fair value hierarchy.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 3, 2015:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$12,546	—	—	$12,546

Total	$12,546	$—	$—	$12,546

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of September 27, 2014:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$15,443	—	—	15,443

Total	$15,443	$—	$—	$15,443

Mutual funds are valued by the Company based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). At October 3, 2015 and September 27, 2014, respectively, $12.5 million and $15.4 million of mutual funds are included in other assets in the Company’s consolidated balance sheets. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation.

The Company did not have any significant transfers into and out of Levels 1 and 2 during fiscal 2015 and 2014.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $278.8 million and $234.5 million compared to their carrying value of $278.5 million and $238.5 million at October 3, 2015 and September 27, 2014, respectively. These values were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 2 inputs).

19.     Accumulated Other Comprehensive Earnings (Loss)

The balance and components of the change in accumulated other comprehensive earnings (loss), net of taxes, are as follows:

(dollars in thousands)
	Unrealized Net Holding Gain (Loss) on Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans Items	Total
Balance, September 29, 2012	1,656	(61,809)	(60,153)
Other comprehensive earnings (loss) before reclassifications	165	49,815	49,980
Reclassification adjustment for gains included in net earnings	(1,320)	(787)	(2,107)

Net current period other comprehensive earnings (loss)	(1,155)	49,028	47,873

Balance, September 28, 2013	501	(12,781)	(12,280)
Other comprehensive earnings (loss) before reclassifications	593	(10,199)	(9,606)
Reclassification adjustment for gains included in net earnings	(944)	(5,043)	(5,987)
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans	—	(6,176)	(6,176)

Net current period other comprehensive earnings (loss)	(351)	(21,418)	(21,769)

Balance, September 27, 2014	150	(34,199)	(34,049)
Other comprehensive earnings (loss) before reclassifications	(698)	(19,676)	(20,374)
Reclassification adjustment for gains included in net earnings	15	(4,411)	(4,396)
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans	—	(13,411)	(13,411)

Net current period other comprehensive earnings (loss)	(683)	(37,498)	(38,181)

Balance, October 3, 2015	$(533)	$(71,697)	$(72,230)

The reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)			Affected Line Item in the Consolidated Statements of Earnings (Loss)
	Fiscal Year Ended
	October 3, 2015	September 27, 2014	September 28, 2013
Unrealized net holding gain on investments:
Realized gains—Insurance segment	$—	$1,049	$1,200	Net sales
Realized (losses) gains—Wholesale Distribution segment	(21)	390	816	Distribution, selling and administrative expenses

	(21)	1,439	2,016	Earnings (loss) before income taxes
	6	(495)	(696)	Income taxes

	$(15)	$944	$1,320	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	8,352	8,577	6,651	(a)
Amortization of actuarial losses	(1,532)	(3,253)	(8,121)	(a)
Gain on termination of non-union sick leave plan	—	2,472	—
Gain on curtailment of retiree medical plan	—	—	2,686	(a)

	6,820	7,796	1,216	Earnings (loss) before income taxes
	(2,409)	(2,753)	(429)	Income taxes

	$4,411	$5,043	$787	Net earnings (loss)

Total reclassifications for the period	$4,396	$5,987	$2,107	Net earnings (loss)

(a)	These accumulated other comprehensive earnings (loss) components are included in the computation of net periodic benefit cost for pension and postretirement benefit plans. See Notes 13 and 14 for further information.

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of October 3, 2015 for the impact of ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General” (“ASC Topic 715-20”):

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of ASC Topic 715-20 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of ASC Topic 715-20, Net of Taxes (charge)/credit
Cash Balance Plan	$(81,205)	$28,775	$(52,430)
Executive Salary Protection Plan	(5,232)	1,848	(3,384)
Postretirement benefit plans	6,072	(2,667)	3,405
Postemployment benefit plans	463	(164)	299
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans	—	(19,587)	(19,587)

Total, October 3, 2015	$(79,902)	$8,205	$(71,697)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of September 27, 2014 for the impact of ASC Topic 715-20 “Compensation—Retirement Benefits—Defined Benefits Plans—General” (“ASC Topic 715-20”):

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of ASC Topic 715-20 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of ASC Topic 715-20, Net of Taxes (charge)/credit
Cash Balance Plan	$(52,806)	$18,744	$(34,062)
Executive Salary Protection Plan	(5,518)	1,949	(3,569)
Postretirement benefit plans	15,173	(5,884)	9,289
Postemployment benefit plans	493	(174)	319
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans	—	(6,176)	(6,176)

Total, September 27, 2014	$(42,658)	$8,459	$(34,199)

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

Loans to Members

Unified provides loan financing to its Members. The Company had the following loans outstanding at October 3, 2015 to a Member affiliated with a director of the Company:

(dollars in thousands)
Director	Interest Rate	Aggregate Loan Balance	Maturity Date
Michael S. Trask	4.25%	$157	2018

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its Members. The Company has executed lease guarantees or subleases to Members affiliated with directors of the Company at October 3, 2015 as follows:

(dollars in thousands)
Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)
John Berberian	3	469	778	2017-2018
Mimi Song	1	430	3,189	2023

In March 2015, a store location subleased to Super A Foods, Inc., a customer affiliated with Louis Amen, a Unified Member-Director and Chairman of the Board, Super A Foods, Inc., was assigned (via Assignment Of Sublease) to a customer affiliated with John Berberian, a Unified Member-Director and President, Berberian Enterprises, Inc.

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with its Members. These agreements typically require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with Members affiliated with directors of the Company at October 3, 2015 as follows:

Director	Expiration Date
Vache Fermanian	2016
Oscar Gonzalez	2015-2017
Mark Kidd	2020
Jay T. McCormack	2015
Mimi Song	2016
Michael S. Trask	*2018

*	The supply agreement with Michael S. Trask will expire in the later of April 2018 or one year following payment in full of all loan obligations.

Loan to Executive Officer

In December 2000, to facilitate a senior executive’s relocation to Southern California, the Company loaned to this executive, pursuant to a note, $0.1 million with interest of 7.0% per annum payable quarterly and principal due at the option of the holder. This loan was paid in full in the first quarter of the Company’s fiscal 2015.

Workers’ Compensation Loss Portfolio Purchased from a Customer Affiliated with a Member-Director

As discussed in Note 2, a related party transaction in fiscal 2012 with K.V. Mart Co., a customer affiliated with Darioush Khaledi, a Unified Member-Director and Chairman of the Board and Chief Executive Officer of K.V. Mart Co., was not presented for review and approval to the Unified Board of Directors, and was not disclosed. The transaction involved changes to the deductible structure and other characteristics of a portfolio of workers compensation policies held by the Company’s former Insurance segment. This high-deductible loss portfolio contained policies for employees of K.V. Mart Co. and was assumed by the Company in conjunction with a payment of $3.6 million by K.V. Mart Co. In fiscal 2013, the Company experienced an increase in its cost of sales due, in part, to increased reserve requirements of $2.0 million associated with this portfolio.

21.    Subsequent Events

Subsequent events have been evaluated by the Company through the date financial statements were issued.

22.    Quarterly Financial Data (Unaudited)

As further described in Part I, “Explanatory Note,” to this comprehensive Annual Report on Form 10-K for the fiscal years ended October 3, 2015 and September 27, 2014 and the quarterly periods ended December 27, 2014, March 28, 2015 and June 27, 2015 (the “Comprehensive Form 10-K”), in lieu of filing Quarterly Reports on Form 10-Q for fiscal 2015, quarterly financial data for fiscal 2015 and fiscal 2014 (as re-casted to give effect to the Company’s held-for-sale discontinued operations) is included in this Comprehensive Form 10-K in the tables that follow. Amounts are computed independently each quarter; therefore, the sum of the quarterly amounts may not equal the total amount for the respective years due to rounding.

Unified Grocers, Inc. and Subsidiaries

Quarterly Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	June 27, 2015	March 28, 2015	December 27, 2014
Assets

Current Assets:
Cash and cash equivalents	$2,194	$2,542	$2,924
Accounts and current portion of notes receivable, net of allowances of $4,188, $3,865 and $3,484 at June 27, 2015, March 28, 2015 and December 27, 2014, respectively	204,599	185,020	190,987
Inventories	298,591	276,228	240,617
Prepaid expenses and other current assets	9,627	6,624	8,672
Deferred income taxes	8,971	8,971	8,971
Assets held for sale—current	137,372	123,318	120,896

Total current assets	661,354	602,703	573,067
Properties and equipment, net	159,897	159,273	159,626
Investments	13,063	13,064	13,063
Notes receivable, less current portion and net of allowances of $76, $97 and $60 at June 27, 2015, March 28, 2015 and December 27, 2014, respectively	15,578	16,337	16,111
Goodwill	37,846	37,846	37,846
Other assets, net	108,585	117,019	112,960

Total Assets	$996,323	$946,242	$912,673

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$292,218	$278,367	$220,933
Accrued liabilities	47,324	44,645	41,993
Current portion of notes payable	15,757	13,852	11,253
Members’ deposits and declared patronage dividends	8,676	8,666	10,761
Liabilities held for sale—current	93,675	95,511	93,046

Total current liabilities	457,650	441,041	377,986
Notes payable, less current portion	275,757	234,807	249,331
Long-term liabilities, other	133,089	135,673	138,546
Members’ and Non-Members’ deposits	7,447	7,500	7,451
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 124,950, 126,000 and 129,500 shares outstanding at June 27, 2015, March 28, 2015 and December 27, 2014, respectively	23,506	23,715	24,371
Class B Shares: 2,000,000 shares authorized, 413,522 shares outstanding at June 27, 2015, March 28, 2015 and December 27, 2014	75,670	75,670	75,670
Class E Shares: 2,000,000 shares authorized, 208,513 shares outstanding at June 27, 2015, March 28, 2015 and December 27, 2014	20,851	20,851	20,851
Retained earnings—allocated	33,602	36,115	47,104
Retained earnings—non-allocated	6,864	6,864	6,864

Total retained earnings	40,466	42,979	53,968
Receivable from sale of Class A Shares to Members	(286)	(318)	(348)
Accumulated other comprehensive loss	(37,827)	(35,676)	(35,153)

Total shareholders’ equity	122,380	127,221	139,359

Total Liabilities and Shareholders’ Equity	$996,323	$946,242	$912,673

Unified Grocers, Inc. and Subsidiaries

Quarterly Consolidated Balance Sheets (Unaudited)

(dollars in thousands)

	June 28, 2014	March 29, 2014	December 28, 2013
Assets

Current Assets:
Cash and cash equivalents	$10,904	$2,742	$5,529
Accounts and current portion of notes receivable, net of allowances of $3,505 $3,708 and $3,590 at June 28, 2014, March 29, 2014 and December 28, 2013, respectively	187,178	173,042	180,885
Inventories	239,436	250,550	234,962
Prepaid expenses and other current assets	14,666	8,827	7,966
Deferred income taxes	5,558	5,558	5,558
Assets held for sale—current	121,591	123,479	121,840

Total current assets	579,333	564,198	556,740
Properties and equipment, net	163,680	163,098	163,983
Investments	13,269	13,260	13,260
Notes receivable, less current portion and net of allowances of $53, $0 and $39 at June 28, 2014, March 29, 2014 and December 28, 2013, respectively	17,294	17,131	21,898
Goodwill	37,846	37,846	37,846
Other assets, net	117,160	123,490	113,550

Total Assets	$928,582	$919,023	$907,277

Liabilities and Shareholders’ Equity

Current Liabilities:
Accounts payable	$230,209	$201,020	$195,857
Accrued liabilities	43,344	41,895	42,455
Current portion of notes payable	22,149	19,392	11,338
Members’ deposits and declared patronage dividends	12,424	12,578	12,080
Liabilities held for sale—current	93,169	90,960	89,475

Total current liabilities	401,295	365,845	351,205
Notes payable, less current portion	231,494	251,008	239,776
Long-term liabilities, other	123,051	126,034	127,966
Members’ and Non-Members’ deposits	9,118	6,936	6,642
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 130,550, 134,400 and 136,150 shares outstanding at June 28, 2014, March 29, 2014 and December 28, 2013, respectively	24,402	25,098	25,424
Class B Shares: 2,000,000 shares authorized, 412,125, 411,420 and 431,037 shares outstanding at June 28, 2014, March 29, 2014 and December 28, 2013, respectively	75,280	75,083	78,554
Class E Shares: 2,000,000 shares authorized, 208,513, 212,498 and 251,403 shares outstanding at June 28, 2014, March 29, 2014 and December 28, 2013, respectively	20,851	21,250	25,140
Retained earnings—allocated	51,209	55,467	59,543
Retained earnings—non-allocated	6,864	6,864	6,864

Total retained earnings	58,073	62,331	66,407
Receivable from sale of Class A Shares to Members	(136)	(152)	(181)
Accumulated other comprehensive loss	(14,846)	(14,410)	(13,656)

Total shareholders’ equity	163,624	169,200	181,688

Total Liabilities and Shareholders’ Equity	$928,582	$919,023	$907,277

Unified Grocers, Inc. and Subsidiaries

Quarterly Consolidated Statements of Earnings (Loss) (Unaudited)

(dollars in thousands)

	Fiscal Quarters Ended		Year to Date	Fiscal Quarter Ended	Year to Date	Fiscal Quarter Ended
	December 27, 2014 (First Quarter)	March 28, 2015 (Second Quarter)	March 28, 2015 (26 weeks)	June 27, 2015 (Third Quarter)	June 27, 2015 (39 weeks)	October 3, 2015 (Fourth Quarter)
Net sales (gross billings including vendor direct arrangements were $994,545, $931,756, $1,069,587 and $1,148,753 for fiscal quarters ended December 27, 2014, March 28, 2015, June 27, 2015 and October 3, 2015, respectively)	$967,768	$906,395	$1,874,163	$1,038,615	$2,912,778	$1,114,842
Cost of sales	898,040	842,876	1,740,916	965,638	2,706,554	1,037,781
Distribution, selling and administrative expenses	64,926	68,498	133,424	70,710	204,134	77,335

Operating income (loss)	4,802	(4,979)	(177)	2,267	2,090	(274)
Interest expense	(2,718)	(2,313)	(5,031)	(2,477)	(7,508)	(2,470)
Loss on early extinguishment of debt	(3,200)	—	(3,200)	—	(3,200)	—

(Loss) earnings before patronage dividends and income taxes	(1,116)	(7,292)	(8,408)	(210)	(8,618)	(2,744)
Patronage dividends	(1,492)	(1,364)	(2,856)	(1,636)	(4,492)	(2,742)

(Loss) earnings before income taxes	(2,608)	(8,656)	(11,264)	(1,846)	(13,110)	(5,486)
Income tax benefit (provision)	1,075	(1,302)	(227)	(66)	(293)	4,244

Net (loss) earnings from continuing operations	(1,533)	(9,958)	(11,491)	(1,912)	(13,403)	(1,242)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income tax benefit (provision) of $(235), $329, $(2) and $(92) for fiscal quarters ended December 27, 2014, March 28, 2015, June 27, 2015 and October 3, 2015, respectively	446	(528)	(82)	(6)	(88)	(3,613)
Loss on pending sale of discontinued operations	(150)	(179)	(329)	(512)	(841)	(2,332)

Net earnings (loss) from discontinued operations	296	(707)	(411)	(518)	(929)	(5,945)

Net loss	$(1,237)	$(10,665)	$(11,902)	$(2,430)	$(14,332)	$(7,187)

Unified Grocers, Inc. and Subsidiaries

Quarterly Consolidated Statements of Earnings (Loss) (Unaudited)

(dollars in thousands)

	Fiscal Quarters Ended		Year to Date	Fiscal Quarter Ended	Year to Date	Fiscal Quarter Ended
	December 28, 2013 (First Quarter)	March 29, 2014 (Second Quarter)	March 29, 2014 (26 weeks)	June 28, 2014 (Third Quarter)	June 28, 2014 (39 weeks)	September 27, 2014 (Fourth Quarter)
Net sales (gross billings including vendor direct arrangements were $973,977, $915,305, $979,293 and $997,391 for fiscal quarters ended December 28, 2013, March 29, 2014, June 28, 2014 and September 27, 2014, respectively)	$949,543	$889,603	$1,839,146	$947,395	$2,786,541	$967,019
Cost of sales	876,464	818,753	1,695,217	876,222	2,571,439	895,458
Distribution, selling and administrative expenses	64,394	68,392	132,786	64,992	197,778	67,210

Operating income (loss)	8,685	2,458	11,143	6,181	17,324	4,351
Interest expense	(2,834)	(2,768)	(5,602)	(2,847)	(8,449)	(2,748)
Loss on early extinguishment of debt	—	—	—	—	—	—

Earnings (loss) before patronage dividends and income taxes	5,851	(310)	5,541	3,334	8,875	1,603
Patronage dividends	(2,388)	(2,483)	(4,871)	(2,510)	(7,381)	(2,014)

Earnings (loss) before income taxes	3,463	(2,793)	670	824	1,494	(411)
Income tax (provision) benefit	(1,061)	955	(106)	(1)	(107)	(1,401)

Net earnings (loss) from continuing operations	2,402	(1,838)	564	823	1,387	(1,812)

Discontinued operations:
Earnings (loss) from discontinued operations, net of income tax (provision) benefit of $(180), $(61), $2,422 and $733 for fiscal quarters ended December 28, 2013, March 29, 2014, June 28, 2014 and September 27, 2014, respectively	387	127	514	(4,700)	(4,186)	(795)
Loss on pending sale of discontinued operations	—	—	—	—	—	—

Net earnings (loss) from discontinued operations	387	127	514	(4,700)	(4,186)	(795)

Net earnings (loss)	$2,789	$(1,711)	$1,078	$(3,877)	$(2,799)	$(2,607)

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Fiscal Quarters Ended
	June 27, 2015 (39 weeks)	March 28, 2015 (26 weeks)	December 27, 2014 (13 weeks)
Cash flows from operating activities:
Net loss	$(14,332)	$(11,902)	$(1,237)
Less: Net (loss) earnings from discontinued operations	(88)	(82)	446
Less: Loss on pending sale of discontinued operations	(841)	(329)	(150)

Net loss from continuing operations	(13,403)	(11,491)	(1,533)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	22,089	14,479	7,242
Provision for doubtful accounts	1,064	671	317
(Gain) loss on sale of properties and equipment	(192)	(190)	(190)
Loss on early extinguishment of debt	3,200	3,200	3,200
Deferred income taxes	—	—	—
(Increase) decrease in assets:
Accounts receivable	(21,486)	(2,143)	(5,397)
Inventories	(41,266)	(18,903)	16,708
Prepaid expenses and other current assets	(1,511)	1,630	(369)
Increase (decrease) in liabilities:
Accounts payable	44,297	30,645	(27,030)
Accrued liabilities	3,650	209	(2,860)
Long-term liabilities, other	(9,458)	(5,170)	(567)

Net cash (utilized) provided by continuing operating activities	(13,016)	12,937	(10,479)
Net cash utilized for pending sale of discontinued operations	(841)	(329)	(150)

Net cash (utilized) provided by continuing operating activities	(13,857)	12,608	(10,629)
Net cash provided (utilized) by discontinued operating activities	4,367	4,813	(408)

Net cash (utilized) provided by operating activities	(9,490)	17,421	(11,037)

Cash flows from investing activities:
Purchases of properties and equipment	(7,199)	(3,254)	(845)
Purchases of securities and other investments	(10,000)	—	—
Proceeds from maturities or sales of securities and other investments	206	206	206
Origination of notes receivable	(1,215)	(1,172)	(275)
Collection of notes receivable	2,971	2,073	939
Proceeds from sales of properties and equipment	192	190	190
Increase in other assets	(12,301)	(9,714)	(3,478)

Net cash utilized by continuing investing activities	(27,346)	(11,671)	(3,263)
Net cash utilized by discontinued investing activities	(2,894)	(6,159)	(212)

Net cash utilized by investing activities	(30,240)	(17,830)	(3,475)

Cash flows from financing activities:
Net revolver borrowings (repayments) under secured credit agreements	20,500	(23,100)	(14,205)
Borrowings of notes payable	86,262	86,262	86,262
Repayments of notes payable	(54,500)	(53,034)	(50,004)
Payment of deferred financing fees	(1,977)	(1,938)	(1,647)
Payment of debt extinguishment costs	(3,023)	(3,023)	(3,023)
Decrease in Members’ deposits and declared patronage dividends	(2,933)	(2,943)	(848)
(Decrease) increase in Members’ and Non-Members’ deposits	(965)	(912)	(961)
Decrease (increase) in receivable from sale of Class A Shares to Members, net	97	65	35
Repurchase of shares from Members	(1,271)	(979)	—
Issuance of shares to Members	—	—	—

Net cash provided by continuing financing activities	42,190	398	15,609
Net cash utilized by discontinued financing activities	—	—	—

Net cash provided by financing activities	42,190	398	15,609

Net increase in cash and cash equivalents from continuing operations	987	1,335	1,717
Cash and cash equivalents at beginning of year	1,207	1,207	1,207

Cash and cash equivalents at end of period	$2,194	$2,542	$2,924

Supplemental disclosure of cash flow information:
Interest paid during the period	$6,409	$4,294	$2,341
Income taxes paid during the period	$89	$54	$—

Supplemental disclosure of non-cash items:
Capital leases	$721	$—	$—
Write-off of unamortized deferred financing fees due to debt extinguishment	$177	$177	$177
Conversion of Class B Shares to Class A Shares	$—	$—	$—
Assets received, net of liabilities assumed, from conversion of receivables	$—	$—	$—
Shares redeemed for settlement of receivables	$—	$—	$—

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Fiscal Quarters Ended
	June 28, 2014 (39 weeks)	March 29, 2014 (26 weeks)	December 28, 2013 (13 weeks)
Cash flows from operating activities:
Net (loss) earnings	$(2,799)	$1,078	$2,789
Less: Net (loss) earnings from discontinued operations	(4,186)	514	387
Less: Loss on pending sale of discontinued operations	—	—	—

Net earnings (loss) from continuing operations	1,387	564	2,402
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	20,526	13,220	6,586
Provision for doubtful accounts	669	512	281
(Gain) loss on sale of properties and equipment	(95)	(35)	—
Gain on curtailment of other postretirement benefit plans	—	—	—
Loss on early extinguishment of debt	—	—	—
Deferred income taxes	—	—	—
Pension contributions	(5,995)	(3,612)	(1,806)
(Increase) decrease in assets:
Accounts receivable	(19,122)	(5,698)	(5,783)
Inventories	11,807	693	16,281
Prepaid expenses and other current assets	(3,827)	2,110	3,040
Increase (decrease) in liabilities:
Accounts payable	8,531	(20,494)	(24,904)
Accrued liabilities	4,355	2,281	2,450
Long-term liabilities, other	(10,673)	(8,239)	(4,823)

Net cash provided (utilized) by continuing operating activities	7,563	(18,698)	(6,276)
Net cash provided by discontinued operating activities	5,853	9,808	1,355

Net cash provided (utilized) by operating activities	13,416	(8,890)	(4,921)

Cash flows from investing activities:
Purchases of properties and equipment	(8,284)	(4,222)	(1,476)
Purchases of securities and other investments	—	—	—
Proceeds from maturities or sales of securities and other investments	—	—	—
Origination of notes receivable	(1,138)	(699)	(415)
Collection of notes receivable	3,842	2,743	1,171
Proceeds from sales of properties and equipment	95	34	—
Decrease (increase) in other assets	377	(999)	1,918

Net cash (utilized) provided by continuing investing activities	(5,108)	(3,143)	1,198
Net cash (utilized) provided by discontinued investing activities	(8,397)	(7,290)	2,609

Net cash (utilized) provided by investing activities	(13,505)	(10,433)	3,807

Cash flows from financing activities:
Net revolver borrowings (repayments) under secured credit agreements	16,269	31,200	10,100
Borrowings of notes payable	—	—	—
Repayments of notes payable	(5,444)	(3,618)	(1,804)
Payment of deferred financing fees	(264)	(122)	(122)
Payment of debt extinguishment costs	—	—	—
Increase (decrease) in Members’ deposits and declared patronage dividends	732	886	388
Increase (decrease) in Members’ and Non-Members’ deposits	3,329	1,147	853
Decrease (increase) in receivable from sale of Class A Shares to Members, net	77	61	32
Repurchase of shares from Members	(8,010)	(6,534)	(403)
Issuance of shares to Members	197	—	—

Net cash provided by continuing financing activities	6,886	23,020	9,044
Net cash provided (utilized) by discontinued financing activities	—	—	—

Net cash provided by financing activities	6,886	23,020	9,044

Net increase in cash and cash equivalents from continuing operations	9,341	1,179	3,966
Cash and cash equivalents at beginning of year	1,563	1,563	1,563

Cash and cash equivalents at end of period	$10,904	$2,742	$5,529

Supplemental disclosure of cash flow information:
Interest paid during the period	$7,892	$5,225	$2,808
Income taxes paid during the period	$182	$145	$100

Supplemental disclosure of non-cash items:
Capital leases	$—	$—	$—
Write-off of unamortized deferred financing fees due to debt extinguishment	$—	$—	$—
Conversion of Class B Shares to Class A Shares	$57	$57	$—
Assets received, net of liabilities assumed, from conversion of receivables	$3,920	$3,920	$—
Shares redeemed for settlement of receivables	$(3,920)	$(3,920)	$—

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

Background of Audit Committee Investigation

As discussed in the Explanatory Note to this Form 10-K, in its Notification of Late Filing on Form 12b-25 dated December 19, 2014 with respect to the Company’s Annual Report on Form 10-K for the year ended September 27, 2014, the Company announced that the Audit Committee was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters (the “Audit Committee Investigation”).

In conjunction with the findings of the Audit Committee Investigation, and in consultation with outside actuarial professionals engaged by the Audit Committee and by the Company, management has concluded that errors existed in the insurance reserves reported within the Company’s previously issued financial statements. Management has determined that the quantitative effect and qualitative nature of the errors do not require restatement and re-issuance of previously issued financial statements.

See the Explanatory Note to this Form 10-K for further information on the quantitative effect of these errors, as well as Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As disclosed in Note 3, “Assets Held for Sale/Discontinued Operations,” in Part II, Item 8, “Financial Statements and Supplementary Data,” the Company’s Insurance segment was sold in October 2015 and is no longer part of the Company’s continuing operations.

Evaluation of Disclosure Controls and Procedures

As discussed in the Explanatory Note to this Form 10-K, in connection with the Audit Committee Investigation, management has evaluated the design and effectiveness of our disclosure controls and procedures and the effectiveness of the Company’s internal control over financial reporting as of the end of the period covered by this report. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of these material weaknesses, we have concluded that our disclosure controls and procedures were not effective as of October 3, 2015.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. Because of the inherent limitations in any internal control, no matter how well designed, misstatements may occur and not be prevented or detected. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Further, the evaluation of the effectiveness of internal control over financial reporting was made as of a specific date, and continued effectiveness in future periods is subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Under the supervision and with the participation from management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with the preparation and filing of this Form 10-K, and in conjunction with the findings of the Audit Committee Investigation described above, the Company’s management has evaluated the effectiveness of our internal control over financial reporting as of October 3, 2015 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of October 3, 2015.

Notwithstanding such material weaknesses, which are described herein, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon such evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of October 3, 2015 related to:

•

The oversight and monitoring of subsidiary and operating unit compliance with accounting and reporting policies and procedures. We have concluded that the former insurance subsidiaries’ lack of compliance with policies and procedures related to insurance case reserves led to the occurrence of accounting errors as described above. Specifically, while these entities were included in oversight activities similar to our other subsidiaries and operating units, we believe the design of our controls and procedures did not adequately address the additional risks associated with the entities, including the specialized and complex nature of the underlying accounting. In addition to its review of the former insurance subsidiaries, the Company evaluated its controls around its ongoing oversight of other subsidiaries and/or separately managed operating entities and has determined that its deficiencies in oversight controls regarding subsidiaries and separately managed operating entities are considered to be a material weakness requiring remediation. Our subsidiary oversight was insufficiently designed to prevent or timely detect material misstatement of financial information.

•

Controls over ensuring accurate and complete financial statement disclosures. The design of our controls over disclosures related to the insurance reserves was not adequate to ensure accurate and complete disclosure related to those financial statement items. In addition, we have concluded that a related party transaction that occurred at our former insurance subsidiaries in fiscal year 2012 was not properly reviewed and approved, and was not properly disclosed. Based upon the above findings, management has concluded that a material weakness exists in its controls over the completeness and accuracy of required disclosures within its financial statements and SEC filings.

As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of October 3, 2015.

Plans for Remediation

Our management has worked, and continues to work, to strengthen our disclosure controls and procedures and internal control over financial reporting in connection with the material weaknesses that have been described above. We intend to continue taking measures, including engaging outside professionals, as may be necessary and advisable, to assist us as we continue to address and rectify the foregoing material weaknesses.

We are committed to maintaining an effective control environment and making changes necessary to enhance effectiveness. This commitment has been, and will continue to be, communicated to and reinforced throughout our organization. We are in the process of implementing a plan for remediation of the ineffective internal control over financial reporting described above. In addition, we have designed and plan to implement, and in some cases have already implemented, the specific remediation initiatives described below.

The oversight and monitoring of subsidiary and operating unit compliance with accounting and reporting policies and procedures.

The Company has designed a remediation plan related to oversight of subsidiaries and operating units that imposes a more formalized approach to the oversight of financial results of subsidiaries and operating units, ensuring that management’s authority and accountability is documented through policies and procedures, and that those policies and procedures establish transparency of subsidiary and operating unit transactions. The plan includes the establishment or enhancement of:

•	Required subsidiary/operating unit reporting timelines to ensure adequate time for management and, if needed, board level review;

•	Standard analytical procedures for financial results with explanations required for trends; and

•

Documentation of process owners at the corporate and accounting level, and a formalized process for each reporting period by which process owners are able to inquire of subsidiary/operating unit personnel about the financial results and underlying transactions.

Controls over ensuring accurate and complete financial statement disclosures.

The Company is implementing a disclosure controls and procedures remediation plan that supplements the steps outlined above by requiring the following:

•	Update and re-issuance of the management disclosure committee charter, as well as assessment of disclosure committee membership;

•	Create or enhance a formalized set of policies and procedures related to the periodic disclosure activities, which will include:

•	Creation of formal timelines and meeting structures/content;

•	Incorporation of assessment and inquiry regarding substantive items within the financial statement in addition to edits and number tie-outs;

•	Defined parameters for items to be addressed by the disclosure committee, such as material occurrences;

•	Preparation and dissemination of formal minutes for each disclosure committee meeting; and

•	Formalized process for reporting out to CEO and CFO of disclosure committee conclusions and recommendations.

•	Implement a formal set of policies and procedures over the identification, review, approval and disclosure of related party transactions.

Overall Control Environment

Based upon the various internal controls deficiencies and resulting material weaknesses discussed above, Management and the Audit Committee determined that incorporating certain broad-based remediation efforts would be necessary to provide the most effective results going forward. The deficiencies constituting the material weaknesses affect key higher level corporate activities such as compliance and risk monitoring. In addition the processes and procedures, and related communications, around capture and assessment of information required for disclosure and identification of potential inaccuracies in financial reporting and related party disclosures were found to have deficiencies. As a result, the Company and the Audit Committee determined that certain improvements to the overall control infrastructure are warranted:

•	Provide additional resources and structure to enhance the current internal audit function; and

•	Assess the Company’s ethics and compliance program and provide additional resources and structure to areas such as the risk assessment process and reporting mechanisms such as the ethics hotline.

Item 9B.    OTHER INFORMATION

None.

Part III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Financial Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and all employees of the Company performing similar functions. The Code of Financial Ethics has been posted to our Internet website at http://www.unifiedgrocers.com/EN/AboutUs/Documents. The Company intends to satisfy disclosure requirements regarding amendments to, or waivers from, any provisions of its Code of Financial Ethics on its website.

The Articles of Incorporation of the Company provide that the number of directors shall not be less than fifteen nor more than twenty-four, with the exact number to be fixed by the Board. The Board has fixed the number of directors at twenty.

At the Annual Meeting, twenty directors (constituting the entire Board) are to be elected to serve until the next annual meeting and until their successors are elected and qualified, subject to his or her earlier death, resignation, disqualification or removal. Sixteen directors are to be elected by the holders of the Company’s Class A Shares, and four directors are to be elected by the holders of the Company’s Class B Shares.

Pursuant to the Company’s Bylaws, as amended, all of the directors of the Company, except up to six directors elected by the Class A Shares, are required to be Shareholder-Related Directors (as defined above).

Name	Age as of 4/30/16	Year First Elected	Principal Occupation During Last 5 Years
NOMINEES FOR ELECTION BY CLASS A SHARES

Bradley Alford(1)	59	2014(5)	Chairman and Chief Executive Officer, Nestlé USA from 2006 to 2013; Member of the Board of Directors of Avery Dennison, and member of its Compensation and Corporate Governance Committees, since 2010.

Louis A. Amen	86	1974	Chairman of the Board, Super A Foods, Inc. since 1971.

John Berberian	65	1991	President, Berberian Enterprises, Inc. since 1977.

Vache Fermanian	47	2015(6)	Co-Owner & Vice President, B & V Enterprises Inc. since 1993

Richard E. Goodspeed(1)	79	2007	Principal, Goodspeed & Associates since 1998.

Paul Kapioski	58	2007	President, CAP Food Services Co. since 1988.

Mark Kidd	65	1992(2)	President, Mar-Val Food Stores, Inc. since 1984.

John D. Lang(1)	62	2003	President and Chief Executive Officer, Epson America, Inc. since 2002.

Roger M. Laverty(1)	68	2014(5)	President and Chief Executive Officer, Farmer Bros. from 2007 to 2011; Member of the Board of Directors of Grandpoint Bank, and member of its Audit and Venture Debt Investment Committees, since 2009.

Jay T. McCormack(7)	65	1993	President, Rio Ranch Markets since 1986.

G. Robert McDougall (8)	58	2015(6)	President and Chief Executive Officer, Gelson’s Markets since 2014; President from 2012 to 2014; Executive Vice President of Operations, Perishables and Marketing from 2010 to 2012.

John Najjar	59	2007	President, Cardiff Seaside Market, Inc. since 1985.

Gregory A. Saar	61	2015(6)	President and Chief Executive Officer, Saar’s Inc. since 1988.

Name	Age as of 4/30/16	Year First Elected	Principal Occupation During Last 5 Years
Thomas S. Sayles (1)	65	2003	Senior Vice President, University Relations, University of Southern California (“USC”) since 2011; Vice President, Government and Community Relations, USC, from 2009 to 2011; Senior Vice President, Corporate Communications and Government Affairs, Rentech, Inc. from 2007 to 2009.

Michael S. Trask	61	2007	President, Stanlar Foods, Inc. since 1999.

Kenneth R. Tucker	68	1999	President, Evergreen Markets, Inc. since 1989.

Richard L. Wright	78	1999	Chairman of the Board, Market of Choice since 2008.

NOMINEES FOR ELECTION BY CLASS B SHARES

Oscar Gonzalez	46	2007	Co-owner, Northgate Gonzalez Markets, Inc. since 1989.

Darioush Khaledi	70	1989(3)	Chairman of the Board and Chief Executive Officer, K.V. Mart Co. since 1977.

Mimi R. Song	58	1998(4)	President and Chief Executive Officer, Super Center Concepts, Inc. since1995.

(1)	Messrs. Alford, Goodspeed, Lang, Laverty and Sayles are non-Shareholder-Related Directors.

(2)	Mr. Kidd was first elected to the Board in 1992 and served until 2003. He was re-elected in 2006 and has served continuously since

(3)	Mr. Khaledi was first elected to the Board in 1989 and served until 1991. He was re-elected in 1993 and has served continuously since.

(4)	Ms. Song was first elected to the Board in 1998 and served until 2006. She was re-elected in 2010 and has served continuously since.

(5)	Messrs. Alford and Laverty were appointed to the Board in 2014 and are standing for election at the next Annual Meeting of the Shareholders of the Company.

(6)	Messrs. Fermanian, McDougall and Saar were appointed to the Board in 2015 and are standing for election at the next Annual Meeting of the Shareholders of the Company.

(7)	Shares owned by RRM LLC, parent corporation of Rio Ranch Markets. Mr. McCormack disclaims beneficial ownership of these shares.

(8)	Shares owned by Arden-Mayfair Inc., parent corporation of Gelson’s Markets. Mr. McDougall disclaims beneficial ownership of these shares.

None of the directors, nominees for director or executive officers were selected pursuant to any arrangement or understanding, other than with the directors and executive officers of the Company acting within their capacity as such. There are no family relationships among directors or executive officers of the Company and, as of the date hereof, no directorships are held by any director in a company which has a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940. Officers serve at the discretion of the Board.

The following table sets forth certain information about our executive officers as of the filing date:

Officer’s Name	Age	Business Experience During Last Five Years
Robert M. Ling, Jr.	59	President and Chief Executive Officer since May 2013; President and General Counsel September 2012 to May 2013; President, General Counsel and Secretary June 2011 to September 2012; Executive Vice President, General Counsel and Secretary November 1999 to June 2011.

Michael F. Henn	67	Executive Vice President, Chief Financial Officer since October 2015; Managing Director of R.E. Stangeland Enterprises, a family trust company, from 2003 to October 2015.

Richard J. Martin	70	Executive Vice President, since October 2015; Executive Vice President, Finance & Administration and Chief Financial Officer since November 1999.

Leon G. Bergmann	48	Executive Vice President, Sales and Procurement since January 2015; Senior Vice President, Sales December 2012 to December 2014; President, Independent Business division, Supervalu, Inc., a wholesale distributor to independent retail customers, August 2011 to October 2012; Group Vice President, Independent Sales, Marketing and Merchandising, Supervalu, Inc. January 2011 to July 2011; Senior Vice President, Sales and Customer Service, C&S Wholesale Grocers, Inc., a wholesale grocery supply company, July 2008 to January 2011.

Susan M. Klug	56	Executive Vice President, Marketing and Chief Marketing Officer since January 2015; Senior Vice President, Marketing and Chief Marketing Officer December 2012 to December 2014; President, Southern California division, Albertsons, a food and drug retailer, a division of Supervalu, Inc. October 2007 to April 2012.
Daniel J. Murphy	69	Executive Vice President, Fresh Programs and Manufacturing since January 2015; Senior Vice President, Fresh Programs and Manufacturing December 2012 to December 2014; Senior Vice President, Retail Support Services and Perishables July 2001 to December 2012.

Joseph L. Falvey	55	Executive Vice President and President, Market Centre since January 2015; Senior Vice President and President, Market Centre, a division of Unified, May 2012 to December 2014; Senior Vice President, Sales from August 2007 to May 2012.

Dick E. Gonzales	69	Senior Vice President, Chief Human Resources Officer since April 2016; Principal AG Trivalley, a graphic design and print production company, October 2009 to April 2016.

Mark Harding	56	Senior Vice President, Operations since May 2016; Independent consultant from July 2014 to May 2016; Senior Vice President, Operations, Farmer Bros. Coffee March 2010 to July 2014.

Mary M. Kasper	55	Senior Vice President, General Counsel & Secretary since July, 2015; Fresh & Easy, LLC, Senior Vice President, General Counsel & Secretary from September 2014 to May 2015; Fresh & Easy Neighborhood Market Inc., Vice President, General Counsel and Secretary from January, 2007 to September 2014.

Christine Neal	62	Senior Vice President, Finance and Treasurer since January 2009; Vice President and Treasurer March 2003 to January 2009.

Section 16(a) Beneficial Ownership Reporting Compliance. Under the securities laws of the United States, our directors, executive officers and any persons holding more than 10 percent of our common stock (collectively “reporting persons”) are required to report their ownership of common stock and any changes in that ownership, to the SEC within two business days of a reportable event. Based on our review of such reports and written representations furnished to us, all such required reports were filed on a timely basis in 2014. Mr. McCormack, a Shareholder-Related Director of the Company, did not timely file Forms 4 related to transactions by an affiliated Member in our Class A, Class B and Class E Shares in 2015. Additionally, the following Shareholder-Related Directors did not timely file Forms 4 required in connection with the Company’s repurchase of Class E Shares owned by their affiliated Members in 2016: Mr. Amen, Mr. Berberian, Mr. Khaledi, Mr. Kidd, Mr. McCormack, Ms. Song, Mr. Tucker, and Mr. Wright.

The Company has adopted a Code of Financial Ethics that applies to its principal executive officer and senior financial officers as required by the rules promulgated by the SEC. The Code of Financial Ethics has been posted to the Company’s Internet website at www.unifiedgrocers.com/EN/AboutUs/Documents. The Company intends to satisfy disclosure requirements by posting amendments to, or waivers from, any provisions of its Code of Financial Ethics on its website. There were no amendments to, or waivers from, its Code of Financial Ethics during fiscal 2013-2015.

The Company has a Compensation Committee that presently consists of nine directors, Thomas S. Sayles (Chairman), Bradley Alford, Louis A. Amen, John Berberian, Darioush Khaledi, John D. Lang, Roger Laverty, Mimi Song, and Richard L. Wright. Richard E. Goodspeed, Chairman of the Board, is an ex officio member of the Compensation Committee. Each of the Compensation Committee members served on the Compensation Committee throughout the year. Messrs. Amen, Berberian, Khaledi and Wright and Ms. Song are shareholders, partners or owners of companies that own the Company’s stock and are identified by the Company as related parties, see Item 13 “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” for a discussion of the relationship. The Board has determined that each member of the Committee is “independent” as that term is defined under the rules of the NYSE with the exception of those Shareholder-Related Directors discussed above under “Independence.” The Compensation Committee meets as often as necessary to perform its duties and responsibilities. The Committee held five (5) meetings during fiscal 2015 that at times included executive sessions without management.

Role of the Compensation Committee

The Compensation Committee’s purpose is to:

•	determine the Company’s performance goals and personal objectives relevant to the compensation of each corporate officer;

•	evaluate the performance of each corporate officer in light of those goals and objectives;

•	determine the compensation of each corporate officer based on this evaluation;

•	make recommendations to the Board with respect to incentive compensation plans;

•	make recommendations to the Board with respect to compensation and performance goals for the Chief Executive Officer;

•	make recommendations to the Board with respect to compensation of the directors; and

•	monitor and review the Company’s qualified and non-qualified benefit plans and make recommendations to the Board with respect to such plans.

The Company has an Audit Committee (“Audit Committee”) that presently consists of John D. Lang, Committee Chairman, Bradley Alford, Oscar Gonzalez, Paul Kapioski, Roger M. Laverty, Jay T. McCormack, Kenneth R. Tucker, and Richard L. Wright. Richard E. Goodspeed, Chairman of the Board, is an ex officio member of the Audit Committee. Messrs. Lang, Wright and Goodspeed are considered by the Board to be “audit committee financial experts” as defined by the rules promulgated by the Securities and Exchange Commission (the “SEC”). The Audit Committee, which met eleven (11) times during fiscal 2015, is primarily responsible for (i) overseeing the integrity of the financial statements and financial disclosures, (ii) overseeing the qualification and independence of the independent registered public accounting firm and the internal audit function, (iii) overseeing the performance of the independent registered public accounting firm and the internal audit function, (iv) providing an avenue of communication among the independent registered public accounting firm, management, the internal audit function, and the Board, and (v) overseeing the system of disclosure controls and the system of internal controls regarding finance, accounting, legal compliance, and ethics that management and the Board have established. The Audit Committee performs its duties in accordance with the Charter for the Audit Committee as adopted by the Board.

Item 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This Compensation Discussion and Analysis (“CD&A”) explains the Company’s compensation objectives and philosophy, as well as how and why compensation decisions were made in fiscal 2015 for each person who served as the Company’s principal executive officer and principal financial officer during 2015 and the Company’s three other most highly compensated executive officers during fiscal 2015 (collectively, the “NEOs” or “named executive officer” or “Named Executive Officers”). This CD&A also provides perspective on the executive compensation information contained in the tables that appear below under the caption “Executive Compensation.” The Company holds its executive officers responsible for its performance and for a strong culture of ethical behavior.

For fiscal 2015, our NEOs were:

•	Robert M. Ling, Jr., President and Chief Executive Officer (principal executive officer)

•	Richard J. Martin, Executive Vice President (principal financial officer for fiscal 2015)

•	Michael F. Henn, Executive Vice President and Chief Financial Officer for fiscal 2016 (principal financial officer for fiscal 2016)

•	Leon G. Bergmann, Executive Vice President, Sales and Procurement

•	Susan M. Klug, Executive Vice President, Chief Marketing Officer

•	Daniel J. Murphy, Executive Vice President, Fresh Programs and Manufacturing

Fiscal 2014 and 2015 Compensation Highlights

For fiscal 2015, upon the recommendation of the Board’s Compensation Committee (the “Compensation Committee”), the Company determined that no bonuses would be paid to senior management because certain of the financial targets established by the Board for the year were not achieved. The Compensation Committee also determined that the base salary for the Company’s senior management will increase in fiscal 2016 as compared to fiscal 2015, except that the base salary for the Company’s Chief Executive Officer will remain at the same amount as fiscal 2015. The annual executive bonus plan criteria structure remains unchanged from fiscal 2015 to fiscal 2016 except for the changes to target percentage of salary and amendments to the Unified Grocers, Inc. Long Term Incentive Plan (“LTIP”) for fiscal 2016 as discussed below.

During fiscal 2016, Mr. Richard J. Martin, Chief Financial Officer, retired from the position of Chief Financial Officer of the Company effective October 27, 2015; he continued as an officer of the Company until May 2, 2016. The Board appointed Mr. Michael F. Henn as Executive Vice President and Chief Financial Officer effective on October 27, 2015. Mr. Henn did not receive any compensation from the Company during fiscal 2015.

Effective December 28, 2015, the Company amended the LTIP to further motivate and reward executives for their contributions to our long-term financial success and growth. This long-term plan, in conjunction with the short-term focus of the annual bonus plan, is designed to link long-term value creation for our member shareholders with our short-term annual performance. See the description of the LTIP below under “Long-Term or Equity Incentives.”

Compensation Committee Process

Annual Evaluation

The Compensation Committee meets near the beginning of each fiscal year to:

(i)	evaluate the performance of all corporate officers, including the named executive officers,

(ii)	determine their annual bonuses for the prior fiscal year,

(iii)	establish their base salaries for the current fiscal year, and

(iv)	with input from the Chief Executive Officer as described below, establish the Company’s performance goals and each officer’s personal objectives for the current fiscal year.

The evaluation process includes the Compensation Committee’s consideration of each officer based on numerous criteria, including their relative importance to the Company and the relative difficulty of the officer’s assigned responsibilities and objectives, the achievement of those responsibilities and objectives, the officer’s experience, the relative value of the officer’s contribution to the success of the Company, and the overall financial results of the Company for the most recent fiscal year. The Company tracks the performance of individual initiatives throughout the year, and the results are part of the evaluation process. In addition, the Company’s performance goals are incorporated into the Company’s annual budget that is approved by the Board. Typically, the President and Chief Executive Officer of the Company are present during the evaluation process except when the Compensation Committee discusses the performance of such individual. The determinations of the Compensation Committee with respect to the compensation of the Chief Executive Officer are subject to the approval of the Board.

Say-on-Pay Vote

At the Company’s 2014 annual meeting, approximately 73% of the votes cast supported the Company’s say-on-pay resolution. The Compensation Committee considered the results of the advisory vote and input from members of the Board, who represent some of the Company’s largest shareholders, who expressed no significant concerns about the Company’s compensation practices. While the Compensation Committee did not change its fiscal 2015 or 2016 compensation programs as a result of the 2014 say-on-pay vote, its shareholder engagement had been one of the factors driving its adoption of the long-term incentive plan in fiscal 2013 to better link long-term compensation to the long-term financial performance of the Company.

Management’s Role in Determining Executive Compensation

At the request of the Compensation Committee, the President and Chief Executive Officer provides the Compensation Committee with an evaluation of each officer’s performance for the prior year and a recommendation for such officer’s personal objectives, target bonus and salary for the current fiscal year, except for matters related to the President and Chief Executive’s own evaluation and compensation.

Compensation Consultant and Periodic Competitive Assessments of Total Compensation

In performing its compensation evaluations, from time to time the Compensation Committee engages the services of an independent compensation consultant to review and provide recommendations with respect to the compensation of executive officers in order to assist the Compensation Committee in its assessment of the competitiveness of the Company’s compensation arrangements. In 2008, Pearl Meyer & Partners, LLC (“Pearl Meyer”) was selected by the Compensation Committee as its compensation consultant after a process that considered several qualified firms. At the Compensation Committee’s request, Pearl Meyer conducted a comprehensive review of executive compensation levels and structure in fiscal years 2011 and 2015 (the “2011 Compensation Survey” and the “2015 Compensation Survey”). Pearl Meyer is engaged directly by, and reports directly to, the Compensation Committee. Other than its role as consultant to the Compensation Committee, Pearl Meyer performs no other work for the Company.

In accordance with its charter, the Compensation Committee analyzed whether the work of Pearl Meyer as a compensation consultant has raised any conflict of interest, taking into consideration the following factors: (i) the provision of other services to the Company by Pearl Meyer; (ii) the amount of fees from the Company paid to Pearl Meyer as a percentage of the firm’s total revenue; (iii) Pearl Meyer’s policies and procedures that are designed to prevent conflicts of interest; (iv) any business or personal relationship of Pearl Meyer or the individual compensation advisors employed by the firm with an executive officer of the Company; (v) any business or personal relationship of the individual compensation advisors with any member of the Compensation Committee; and (vi) any stock of the Company owned by Pearl Meyer or the individual compensation advisors employed by the firm. The Committee has determined, based on its analysis of the above factors, that the work of Pearl Meyer and the individual compensation advisors employed by Pearl Meyer as compensation consultants to the Company has not created any conflict of interest.

As part of its reviews, Pearl Meyer conducted interviews with the Compensation Committee members and selected executives to gather information and perspectives regarding the Company and its compensation and benefit programs. While Pearl Meyer interacted with management during the course of the reviews to gather information, data and perspectives, its study results and recommendations were developed and reported by Pearl Meyer directly to the Compensation Committee. Pearl Meyer attended Compensation Committee meetings to present results, answer questions and advise the Committee with respect to its reviews.

During fiscal 2012, the Compensation Committee consulted with Pearl Meyer regarding developments and best practices in executive compensation matters. Such consultations were educational in nature. In addition, during fiscal 2011, Pearl Meyer was engaged to examine the Company’s officer retirement programs and incentive plans. The engagement continued into fiscal 2012, with the result of that engagement being the adoption by the Company of the long-term incentive program described below for application in fiscal 2013 and subsequent years.

The Compensation Committee referred to the 2011 Compensation Survey when the Compensation Committee reviewed and approved executive compensation for fiscal 2012 through 2015. The Compensation Committee referred to the 2015 Compensation Survey when the Compensation Committee reviewed and approved executive compensation for fiscal 2016. The Compensation Committee’s reason for not revising the compensation survey every year is that the Compensation Committee believes that the executive compensation benchmarks or the comparable companies (the “Peer Group”) are not likely to have significant changes every year.

Due to the lack of public information concerning wholesale grocery cooperatives comparable in size to the Company, when conducting the 2011 Compensation Survey Pearl Meyer established a Peer Group of 19 companies (see list below) in the distribution, wholesale and retail grocery industries with annual revenues between $2.3 billion and $9.0 billion for determining the competitiveness of executive compensation. Peer Group information was supplemented with information from published and private compensation surveys and other data developed by Pearl Meyer. In selecting the industries represented in the Peer Group, Pearl Meyer considered the fact that the Company often recruits its executives from these industries. The Peer Group for the 2011 Compensation Survey was as follows:

2011 Compensation Survey - Peer Companies
The Andersons, Inc.	Nash Finch Company
Associated Wholesale Grocers	The Pantry, Inc.
BJ’s Wholesale Club, Inc.	Ruddick Corp.
Casey’s General Stores, Inc.	Spartan Stores, Inc.
Chiquita Brands International, Inc.	Stater Bros. Holdings Inc.
Core-Mark Holding Co. Inc.	United Natural Foods, Inc.
Del Monte Foods Company	Wakefern Foods
Dole Food Company, Inc.	Weis Markets, Inc.
Flowers Foods Inc.	Whole Foods Market, Inc.
Ingles Markets, Inc.

Pearl Meyer determined from the results of the 2011 Compensation Survey that, at the time, the Company’s total direct compensation (as defined below) for the executive positions surveyed was at or below the 25th percentile of the market levels (comprised of data from the Peer Group and general survey data) on both an actual and target basis. The 2011 Compensation Survey found total remuneration was between the 25th and 50th percentile after including other compensation and change in pension values (as defined below). The 2011 Compensation Survey also found the following with respect to the individual elements of total compensation: base salaries (50th percentile); total cash compensation (“TCC”), defined as salaries plus actual bonuses (50th percentile); total direct compensation (“TDC”), defined as base salary plus bonus plus long term incentive (25th percentile); and benefits plus perquisites (above the 75th percentile). In conducting the 2011 Compensation Survey, Pearl Meyer noted that certain officers bear responsibilities in addition to those borne by officers in the Peer Group with similar titles. In conducting the 2011 Compensation Survey, Pearl Meyer noted that the absence of a long-term or equity incentive plan for the officers resulted in the below market TDC, and that the Executive Salary Protection Plan, as amended (“ESPP”), served only as a partial substitute for a long-term incentive plan, which resulted in the findings with respect to benefits and total remuneration. As part of the 2011 Compensation Survey, Pearl Meyer conducted an extensive re-examination of the extent to which total direct compensation is below the targeted 50th percentile due to the lack of a long-term or equity incentive plan and presented to the Compensation Committee options for a potential long-term incentive plan. The Compensation Committee extended its engagement of Pearl Meyer for the purpose of further analyzing the elements of the Company’s compensation practices, including continuing work with respect to developing a long-term incentive plan. In December 2012, the Compensation Committee adopted the LTIP described below for executive officers for utilization in fiscal 2013 and subsequent years.

When conducting the 2015 Compensation Survey, Pearl Meyer established a Peer Group of 14 companies in the distribution, wholesale and retail grocery industries with annual revenues between $2 billion and $18 billion for determining the competitiveness of executive compensation. Consistent with the 2011 Compensation Survey, Peer Group information was supplemented with information from published and private compensation surveys and other data developed by Pearl Meyer. In selecting the industries represented in the Peer Group, Pearl Meyer considered the fact that the Company often recruits its executives from these industries. The Peer Group for the 2015 Compensation Survey was as follows:

2015 Compensation Survey - Peer Companies
The Andersons, Inc.	SpartanNash Company
Casey’s General Stores, Inc.	Sprouts Farmers Market, Inc.
Core-Mark Holding Co. Inc.	SUPERVALU Inc.
Flowers Foods Inc.	United Natural Foods, Inc.
Ingles Markets, Inc.	Weis Markets, Inc.
Pinnacle Foods, Inc.	The WhiteWave Foods Company
Smart & Final Stores, Inc.	Whole Foods Market, Inc.

The 2015 Compensation Survey found total direct compensation (as defined below) for the executive positions surveyed was between the 25th and 50th percentile market levels. The 2015 Compensation Survey also found the following with respect to the individual elements of total compensation: base salaries (37th percentile); total cash compensation (“TCC”), defined as salaries plus actual bonuses (33rd percentile); total direct compensation (“TDC”), defined as base salary plus bonus plus long term incentives (28th percentile).

In making compensation decisions for all executive officers, including the named executive officers, the Compensation Committee considered the findings and recommendations of the Pearl Meyer (i) 2011 Compensation Survey for fiscal 2013, 2014, 2015 and (ii) 2015 Compensation Survey for fiscal 2016.

Compensation Philosophy

The Compensation Committee’s compensation philosophy is that compensation of executive officers should encourage creation of shareholder value and the achievement of strategic corporate objectives by attracting, retaining and motivating executives critical to the Company’s long-term growth and profitability. In support of this philosophy, the Compensation Committee believes that:

•

the total compensation of each executive should be competitive with the total compensation paid to executives with comparable duties by other companies in the Company’s peer groups, taking into account relative company size, performance and geographic location as well as individual responsibilities and performance;

•

generally, total compensation for executive officers should be targeted to the 50th percentile of the total compensation paid to officers with comparable duties by companies in an appropriate peer group;

•

the bonus program should motivate each executive to achieve specific Company performance goals and personal objectives established by the Committee, without encouraging undue or unreasonable risk-taking by employees; and

•	the bonuses and long-term compensation program should serve to align the executive’s interests with those of the Company’s shareholders.

Following its consideration of the executive compensation review discussed above, the Compensation Committee affirmed this compensation philosophy.

Elements of Executive Compensation

Our executive compensation philosophy is to provide a complementary set of compensation programs to our NEOs with attractive, flexible and market-based total compensation tied to annual and long-term relative performance and aligned with the interests of our shareholders/members. The key elements of our executive compensation programs for our NEOs are summarized below.

*	These financial metrics are non-GAAP financial measures. For more information, see “Cash Bonus Plan” below.

Base Salaries

The chart below shows the breakdown between fixed pay through the NEO’s base salaries and variable performance-based pay and other compensation for fiscal 2013, 2014 and 2015:

Name	Title	Year	Base Salary (%)	Non-Equity Incentive Plan (%)	All Other Compensation (%)
Robert M. Ling, Jr.	President and Chief Executive Officer	2015	69	0	31
		2014	37	36	27
		2013	66	0	34

Richard J. Martin	Executive Vice President(1)	2015	69	0	31
		2014	50	25	25
		2013	71	0	29

Michael F. Henn(2)	Executive Vice President, Chief Financial Officer(2)	2015	—	—	—

Leon G. Bergmann	Executive Vice President, Sales and Procurement	2015	72	0	28
		2014	51	25	24
		2013	78	0	22

Susan M. Klug	Executive Vice President, Chief marketing Officer	2015	71	0	29
		2014	61	18	21
		2013	76	0	24

Daniel J. Murphy	Executive Vice President, Fresh Programs and Manufacturing	2015	70	0	30
		2014	50	24	26
		2013	73	0	27

(1)	Mr. Martin retired from the position of Chief Financial Officer of the Company effective October 27, 2015. He continued as an officer of the Company until May 2, 2016.
(2)	Mr. Henn was appointed Chief Financial Officer effective October 27, 2015. Mr. Henn began employment after the end of fiscal 2015 and, therefore is not eligible for the 2015 Cash Incentive Plan.

Incentive Compensation

In recognition of the correlation between the Company’s performance and the enhancement of shareholder value, the Company’s officers may earn annual cash bonuses. The Company has established a plan (the “Cash Bonus Plan”) for senior management under which each of the Company’s officers is eligible to earn an annual cash bonus. For fiscal 2013, the Company adopted a supplemental executive bonus plan which was subsequently terminated for fiscal 2014 and future years. In 2013, the Company also adopted the LTIP for executive officers to provide long-term incentive compensation and amended the LTIP in fiscal year 2016 related to awards issued for fiscal 2015 and future years.

Cash Bonus Plan

Under the Cash Bonus Plan at the beginning of each fiscal year a target bonus and a maximum bonus, each expressed as a percentage of the officer’s annual base salary are established for each officer, as well as a minimum performance threshold. The target bonus, maximum bonus and performance threshold are established by the Compensation Committee for each executive officer other than the President and Chief Executive Officer and by the Board upon the recommendation of the Compensation Committee for the President and Chief Executive Officer. For fiscal 2013 to 2015, the bonus target as a percentage of annual base salary was set at 100% for the President and Chief Executive Officer, 50% for the President and Executive Vice Presidents and 30% for Senior Vice

Presidents. If the performance of the Company does not reach the minimum performance threshold, no bonus is earned. If the Company exceeds or falls short of the target performance threshold, the bonus percentage will be adjusted accordingly. Additionally, the Compensation Committee may adjust any bonus payable under the Cash Bonus Plan in its sole discretion.

For fiscal 2013 through 2015, the minimum performance threshold consisted of one component: the pre-bonus Earnings Before Interest, Taxes, Depreciation, Amortization and Patronage Dividends (“EBITDAP”). EBITDAP must be at least 80% of the budget approved by the Board. If that minimum performance threshold was met, the performance level of each officer was then dependent upon the achievement of certain Company performance goals based on the annual budget approved by the Board. The achievement of the Company performance goals were weighted 40% based on pre-bonus EBITDAP, 40% based on sales and 20% based on expense ratio. The expense ratio is defined as distribution, selling and administrative expenses (less bonus expense) divided by gross sales. Generally, the Compensation Committee sets the target level such that the relative difficulty of achieving the target level is consistent from year to year. For fiscal 2013 and 2015, the minimum threshold for the EBITDAP was not met; therefore, no bonuses were awarded for fiscal 2013 and 2015. The minimum threshold was attained for fiscal 2014 and cash bonuses were awarded for senior management totaling approximately $1,992,725.

In evaluating the Chief Executive Officer, the Compensation Committee considers evaluations of the Chief Executive Officer by each member of the Board. For fiscal 2013, 2014 and 2015, the Company performance goals used for determining the annual bonus of the Chief Executive Officer were the same as the Company performance goals used for determining the annual bonuses of the other named executive officers under the Cash Bonus Plan. For these years, the Chief Executive Officer’s personal objectives included the Chief Executive Officer’s effectiveness in planning and implementing the strategy of the Company, the Chief Executive Officer’s business management skills including setting clear goals and objectives and setting a good example for ethics and compliance issues, the Chief Executive Officer’s talent management including mentoring senior executives, building team spirit and motivating the employees, and the Chief Executive Officer’s personal effectiveness, including the Chief Executive Officer’s relationship with the Board and the Board committees and his communication skills.

The minimum performance threshold for fiscal 2016 will be the same as for fiscal 2015. However, for fiscal 2016, the bonus target as a percentage of base salary is set at 100% for the President and Chief Executive Officer, 55% for the President and Executive Vice Presidents and 40% for Senior Vice Presidents.

The tables below contain information relating to the targets and actual results of each performance goal and bonus awarded under the Cash Bonus Plan to the named executive officers in fiscal 2015.

Performance Goal	Minimum Threshold	Actual
Pre-bonus EBITDAP, as a percentage of budget	80.0%	58.9%

	Approved Budget	Actual	Bonus Weight Percentage	Bonus Percentage
Company goals (amounts in thousands, except for percentages)
Pre-bonus EBITDAP	$62,726	$36,944	40.0	0.0
Gross Billings	$4,061,831	$4,144,641	40.0	48.2
Expense ratio	7.32%	6.69%	20.0	30.0

Total Company goals				78.2
Individual goals				0

Cash Bonus Plan rate				78.2

The bonus awarded for fiscal 2015 to each of the named executive officers is set forth in the Summary Compensation Table below.

Name	2015 Base Salary	Bonus Target Percentage of Base Salary	Total Bonus Percentage of Target Achieved for Fiscal 2015	Bonus awarded for Fiscal 2015
Robert M. Ling, Jr.	$850,000	100%	0.0%	$0
Richard J. Martin(1)	450,000	50	0.0	0
Michael F. Henn(2)	—	50	0.0	0
Leon G. Bergmann	425,000	50	0.0	0
Susan M. Klug	375,000	50	0.0	0
Daniel J. Murphy	390,000	50	0.0	0

(1)	Mr. Martin retired from the position of Chief Financial Officer of the Company effective October 27, 2015; he continued as an officer of the Company until May 2, 2016.
(2)	Mr. Henn began employment after the end of fiscal 2015 and therefore was not eligible for a bonus for fiscal 2015 under the Cash Bonus Plan.

The Company did not achieve performance in excess of the target level for two of the three prior fiscal years. The average approximate payout of bonuses as a percentage of annual base salaries for the named executive officers over the past three fiscal years has been 15%.

Incentive Compensation Recoupment Policy

In fiscal 2008, the Company adopted an Incentive Compensation Recoupment Policy. Under this policy, the Board will, to the extent permitted by applicable law, in all appropriate cases, require reimbursement of any bonus or incentive compensation paid to an employee after January 1, 2009 if and to the extent that: (a) the amount of incentive compensation was calculated based upon the achievement of certain financial results that subsequently are reduced due to a restatement; (b) the Board or an appropriate committee determines that the employee engaged in any fraud or willful misconduct that caused or contributed to the need for the restatement; and (c) the amount of the bonus or incentive compensation that would have been awarded to the employee had the financial results been properly reported would have been lower than the amount actually awarded; provided that the Company will not seek to recover bonuses or incentive compensation paid more than three years prior to the date the applicable restatement is disclosed. The Compensation Committee re-affirmed this policy for fiscal 2016.

Long-Term or Equity Incentives (“LTIP”)

Prior to fiscal 2013, the Company had not provided long-term or equity incentive awards. For fiscal 2013, the Company adopted the LTIP for senior management to align officers’ interests with those of shareholders by linking compensation to the long-term financial success of and value creation at the Company, provide a balance to the short-term focus of the annual cash bonuses and help the Company attract and retain executive talent by making the Company’s total compensation offerings to officers more competitive. Under the LTIP, each year, eligible officers will receive appreciation units. The LTIP was amended on December 28, 2015, to expand the awards that may be granted under the LTIP to include full-value Units. Full-value units and appreciation units are collectively referred to as “Units.” The President and Chief Executive Officer, and Executive and Senior Vice Presidents are eligible to receive Units. Vice Presidents of the Company may be awarded Units at the discretion of the Compensation Committee.

Under the LTIP, each Appreciation Unit has a value equal to the increase, or appreciation, in the Company’s exchange value per share for a share of the Class A or Class B stock of the Company, plus cumulative cooperative patronage dividends, cash dividends and non-allocated retained earnings attributable to such share over the vesting period of the Appreciation Units. The Appreciation Units will vest in equal monthly installments over a period of four fiscal years (the “Performance Cycle”) and be paid out at the end of the Performance Cycle. For example, the Appreciation Units awarded for fiscal 2013 will vest over the Performance Cycle starting on September 30, 2012 and ending on October 1, 2016 and be paid out shortly thereafter, subject to the review and approval of the Compensation Committee and deferral elections of participants.

Under the LTIP, each Full-Value Unit entitles the award recipient to receive the “maturity value” of the Full-Value Units at the end of the Performance Cycle assigned to the Full-Value Units. The “maturity” value for a Full-Value Unit is the Company’s exchange value per share for a share of the Class A or Class B stock of the Company, plus cumulative cooperative division patronage dividends, cash dividends and non-allocated retained earnings attributable to such share exchange value per share, as calculated from the Company’s financial statements for the fiscal year end that coincides with the end of their Performance Cycle assigned to the Full-Value Units. The vesting and payment policy for Full-Value Units is the same as for Appreciation Units.

The Compensation Committee determines the number of Units to be awarded by starting with a targeted compensation gap that the awards are designed to fill for each officer. The Units are targeted to have a value equal to the targeted compensation gap when they are paid out to the officer after the end of the Performance Cycle. To calculate the number of Units to be awarded at the start of the Performance Cycle such that the value of those Units will fill the targeted compensation gap, the Compensation Committee uses an assumed compound annual growth rate (“CAGR”) of the Units over the Performance Cycle. If the actual CAGR of the Units over the Performance Cycle ends up being higher than the assumed CAGR used by the Compensation Committee in making the award, which may happen if, for example, the Company’s exchange value per share, dividends and non-allocated retained earnings exceed expectation, then the actual value of the Units at the end of the Performance Cycle may exceed the targeted compensation gap. If, on the other hand, the actual CAGR of the Units over the Performance Cycle ends up being lower than the assumed CAGR used by the Compensation Committee in making the award, which may happen if, for example, the Company’s exchange value per share, dividends and non-allocated retained earnings fall short of expectation, then the actual value of the Units at the end of the Performance Cycle may not meet the targeted compensation gap.

The assumed CAGR recommended by Pearl Meyers in the design of the LTIP for fiscal 2013 and used by the Compensation Committee in determining the number of Units to be awarded for fiscal 2013, 2014, and 2015 to fill the targeted compensation gap was 5.7%. For fiscal 2016, the assumed CAGR used by the Compensation Committee in determining the number of Units to be awarded for fiscal 2016 to fill the targeted compensation gap was 4.2%. For reference, as of the end of fiscal 2012 and 2013, the historical 4-year CAGRs were 5.5% and .06%, respectively, and the historical 8-year CAGRs were 10.9% and 7.6%, respectively. The Compensation Committee may use a different CAGR for determining awards in future years.

The following table sets forth the following for each of fiscal 2013, 2014, 2015 and 2016 and for each of the named executive officers and all executive officers as a group:

•	The targeted compensation gap the LTIP award was designed to fill at the time the award was made;

•	The number and type of Units awarded; and

•

Three hypothetical potential values of the Units calculated using three assumed potential CAGRs for the remainder of the Performance Cycle. For the fiscal 2013 awards, for which the Performance Cycle ends at the end of fiscal 2017, the actual performance of the Units in fiscal 2013 is used for the three years of the Performance Cycle and the assumed potential CAGRs are used for the remaining year of the Performance Cycle. For the fiscal 2014 awards, for which the Performance Cycle ends at the end of fiscal 2018, the actual performance is used for the two years of the Performance Cycle and the assumed potential CAGRs are used for the remaining two years of the Performance Cycle. For the fiscal 2015 awards, for which the Performance Cycle ends at the end of fiscal 2019, the actual performance is used for the first year of the Performance Cycle and the assumed potential CAGRs are used for the remaining three years of the Performance Cycle. For the 2016 awards, for which the Performance Cycle ends at the end of fiscal 2020, the assumed potential CAGRs are used for all four years of the Performance Cycle.

			Targeted Compensation Gap When Units were Awarded($)			Potential Value of Units at End of Four- Year Performance-Cycle
Name	Title	Award Year		Appreciation Units Awarded	Full Value Units Awarded	2.5 % CAGR ($)(2)	5.0 % CAGR ($)(2)	7.5 % CAGR($)(2)
Robert M. Ling, Jr	President & Chief Executive Officer	2016 2015 2014 2013	1,467,000 1,200,000 1,110,000 1,200,000	31,450 25,000 16,000 15,200	1,875 — — —	1,042,054 694,742 464,000 0	1,769,145 1,442,222 963,744 113,182	2,389,453 2,245,043 1,500,218 472,902

Richard J. Martin	Executive Vice President, (1)	2016 2015 2014 2013	— 300,000 278,000 300,000	— 6,300 4,000 3,800	— — — —	— 175,075 116,063 0	— 363,440 240,936 28,296	— 565,751 375,054 118,226

Michael F. Henn	Executive Vice President, Chief Financial Officer (2)	2016	—	—		—	—	—

Leon Bergmann	Executive Vice President, Sales and Procurement	2016 2015 2014 2013	333,333 300,000 278,000 150,000	7,150 6,300 4,000 1,900	425 — — —	236,631 175,075 116,063 0	401,904 363,440 240,936 14,148	542,905 565,751 375,054 59,113

Susan M. Klug	Executive Vice President, Chief Marketing Officer	2016 2015 2014 2013	333,333 300,000 278,000 150,000	7,150 6,300 2,000 1,900	425 — — —	236,631 175,075 58,032 0	401,904 363,440 120,468 14,148	542,905 565,751 187,527 59,113

Daniel J. Murphy	Executive Vice President, Fresh Programs and Manufacturing	2016 2015 2014 2013	333,333 300,000 278,000 150,000	7,150 6,300 4,000 1,900	425 — — —	236,631 175,075 116,063 0	401,904 363,440 240,936 14,148	542,905 565,751 375,054 59,113

All executive officers as a group(3)		2016 2015 2014 2013	1,561,379 3,825,000 2,358,000 2,475,000	32,195 80,125 34,000 28,500	1,895 — — —	1,061,474 2,226,648 1,218,660 0	1,805,256 4,622,321 2,529,828 240,512	2,439,804 7,195,364 3,938,072 1,004,917

(1)	Mr. Martin retired from the position of Chief Financial Officer of the Company effective October 27, 2015; he continued as an officer of the Company until May 2, 2016, however, he was not awarded Units for the 2016 Performance Cycle.
(2)	Mr. Henn began employment after the end of fiscal 2015 and has waived participation in the LTIP.
(3)	Includes only current executive officers.

The LTIP provides that in the event of an officer’s termination, (i) if such termination is voluntary by an officer with less than four years of service as an officer of the Company or is by the Company for cause, all outstanding Units for active Performance Cycles (i.e., Performance Cycles that have not ended) will be forfeited, and (ii) if such termination is voluntary by an officer with more than four years of service as an officer of the Company, is for death or disability of an officer or is by the Company without cause, Units awarded for active Performance Cycles will vest only as to the number of full months worked during such Performance Cycles and payment for such vested Units shall be made following the end of such Performance Cycles, subject to compliance with non-competition restrictions. In the event of a change in control of the Company, all unvested Units will immediately vest in full and be paid out based on the exchange value per share upon the closing of the change in control transaction.

Termination and Severance Benefits

The Company has executed severance agreements with the Company’s President and Chief Executive Officer, the Executive Vice-President and Chief Financial Officer, and Executive and certain Senior Vice-Presidents of the Company. Please see descriptions of the severance agreements below in “Compensation of Directors and Executive Officers—Executive Employment, Termination and Severance Agreements.”

Pension Benefits

Consistent with the Company’s objective to attract and retain qualified personnel, the Company provides pension benefits to employees, including officers, pursuant to the Company’s defined benefit pension plan. Through the end of fiscal 2012, the Company also provided supplemental retirement benefits to its officers pursuant to an Executive Salary Protection Plan, as amended (the “ESPPIII”), which was frozen as of the end of fiscal 2012. The Company replaced the ESPPIII with a Supplemental Executive Retirement Plan (“SERP”) starting in fiscal 2013. Prior to the end of fiscal 2014, the Company amended the Unified Cash Balance Plan (“Cash Balance Plan”) to close the plan to new entrants effective December 31, 2014. In addition, the Cash Balance Plan was frozen at December 31, 2014 such that current participants will no longer be credited with any future benefit accruals based on their years of service and pensionable compensation after that date. Each of these retirement benefits are described under “Compensation of Directors and Executive Officers—Pension Benefits” below.

Deferred Compensation Plans

Employees, including officers, may defer income from their earnings through voluntary contributions to the Company’s Sheltered Savings Plan (the “SSP”) adopted pursuant to Section 401(k) of the Internal Revenue Code. Certain highly compensated employees, including, but not limited to, officers, may also defer income from their earnings through voluntary contributions to the Company’s Amended and Restated Deferred Compensation Plan, which is a nonqualified plan. In the case of those employees who elect to defer income under these plans, the Company makes additional contributions for their benefit pursuant to a contribution and “matching” component of the Company’s plans. The contribution and matching components of the plans are subject to limitations set forth in regulations applicable to Section 401(k) plans generally and the Company’s plans specifically. The amount of these additional contributions made during fiscal 2013 for the benefit of the named executive officers is set forth in the footnotes to the Summary Compensation Table below. Both plans are described under “Nonqualified Deferred Compensation” below.

Additional Benefits

Executive officers are entitled to a supplemental officer health insurance benefit and an officer retiree medical benefit, which are described under “Compensation of Directors and Executive Officers—Officer Health Insurance Plan” below, and a supplemental disability insurance benefit, which is described under “Officer Disability Insurance” below.

Compensation Decisions for Fiscal 2015 and Fiscal 2016

Fiscal 2015

During fiscal 2015, the Compensation Committee continued to apply the compensation philosophy described above in determining the compensation of the named executive officers. With consideration given to the 2011 Compensation Survey and the Company’s performance objectives, personal performance objectives, internal pay equity and other factors, including the recent and ongoing economic conditions nationally and in the markets in which the Company operates and the Company’s response to those challenges, the Compensation Committee, on the recommendation of the Chief Executive Officer, determined that base salaries for Mr. Ling and all other officers of the Company, including all of the named executive officers, would be increased for fiscal 2015.

The base salary for Mr. Ling was increased to $850,000 during fiscal 2015 from $800,000 during fiscal 2014. Mr. Ling’s salary increased to $750,000 as of May 1, 2013, the date he became Chief Executive Officer. Mr. Ling’s base salary was $550,000 during fiscal 2013 prior to May 1, 2013, during which period he was President and General Counsel. Mr. Ling did not receive a bonus in 2015 or 2014. Mr. Ling has received an increase in base salary, prior to the adjustment of his salary in fiscal 2013, in two of the past three years, averaging 6% per year, and has not received a bonus in the past three years. For a description of Mr. Ling’s employment agreement, see “Compensation of Directors and Executive Officers—Executive Employment, Termination and Severance Agreements” below.

In determining Mr. Ling’s total compensation for fiscal 2015, the Compensation Committee considered the following:

•	Company performance: The Company’s performance was below the targeted amount for pre-bonus EBITDAP, slightly above the targeted amount of sales and an expense ratio slightly better than the target.

The Compensation Committee noted the failure of the Company to achieve the pre-bonus EBITDAP as the basis for its decision not to award a bonus to Mr. Ling for the fiscal year, just as none of the Company’s other officers earned a bonus for that fiscal year.

•

Individual performance: Mr. Ling’s achievement of certain personal objectives, including effectively planning and implementing the strategy of the Company, setting clear goals and objectives, setting a good example for ethics and compliance issues, mentoring senior executives, building team spirit, motivating the employees, establishing a good relationship with the Board and Board Committees, and demonstrating effective communication skills.

•

Internal pay equity: The relationship between each element of Mr. Ling’s compensation, on the one hand, and the compensation of each of the Company’s other executive officers, on the other hand; and the relationship between the aggregate value of Mr. Ling’s compensation, on the one hand, and the median compensation of the Company’s other executive officers, on the other hand.

•	Other factors: The results of the 2011 Compensation Survey and input from individual directors.

The Compensation Committee increased the base salary for the other named executive officers in fiscal 2015. The base salaries for fiscal 2015 were as follows: Richard J. Martin, Executive Vice President, Finance and Administration and Chief Financial Officer, $450,000; Leon Bergmann, Executive Vice President, Sales and Procurement, $425,000; Daniel J. Murphy, Executive Vice President, Fresh Programs and Manufacturing, $390,000; and Susan M. Klug, Executive Vice President, Chief Marketing Officer, $375,000. Mr. Martin retired from the position of Executive Vice President, Finance and Administration and Chief Financial Officer effective October 27, 2015 and continued as an officer of the Company until May 2, 2016. He was succeeded by Mr. Michael F. Henn effective October 27, 2015.

The Compensation Committee’s philosophy is that each executive officer’s bonus should be designed to motivate that executive to achieve the specific Company performance goals and personal objectives established by the Compensation Committee and to align the interests of the executive officer with those of shareholders. Since the Company’s performance was below the targeted amount for pre-bonus EBITDAP, the Compensation Committee determined not to award cash bonuses to the Company’s officers for fiscal 2015. Overall, for 2015, the other named executive officers received a 6% increase in base salary from 2014 and no cash bonuses in fiscal 2015. The other named executive officers have received an increase in base salaries in two of the past three years, averaging 4% per year, and received no aggregate bonuses in the past three years. In determining each of the other named executive officers’ total compensation package, the Compensation Committee considered the following:

•	Company performance: The Company’s performance was below the targeted amount for pre-bonus EBITDAP, slightly above the targeted amount of sales and an expense ratio better than the target.

•

Individual performance: The officer’s responsibilities, experience, individual performance, and past and potential contributions to the Company’s business, and achievement of specific personal objectives.

•	Other factors: The deductibility of the compensation, and the results of the 2011 Compensation Survey.

Fiscal 2016

For fiscal 2016, the Compensation Committee, upon Mr. Ling’s recommendation for the other executive officers, decided that base salaries should be increased from their levels at the end of fiscal 2015. Accordingly, for fiscal 2016, Mr. Bergmann’s base salary will be $450,000, with a target bonus of 55% of base salary, Mr. Murphy’s base salary will be $400,000, with a target bonus of 55% of base salary; Ms. Klug’s base salary will be $385,000, with a target bonus of 55% of base salary. The Compensation Committee determined that Mr. Ling’s base salary will remain $850,000, with a target bonus of 100% of base salary for fiscal 2016.

The Compensation Committee agreed that the Company will pay Mr. Henn a weekly amount based on an annual base salary of $500,000 plus an annual car allowance of $31,558.80. Additionally, Mr. Henn is eligible to participate in the Unified Grocers’ Officer Annual Incentive Plan (the Compensation Committee has established a target bonus of 55% of base salary for fiscal 2016), Unified’s Sheltered Savings Plan and employee health insurance plans. Mr. Henn has waived participation in the Company’s Deferred Compensation Plan, Supplemental Executive Retirement Plan and Long Term Incentive Plan.

Tax and Accounting Implications

Deductibility of Compensation

Under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), a company that is an SEC registrant generally will not be entitled to a deduction for non-performance-based compensation paid to the chief executive officer and the three most highly compensated executive officers (other than the chief financial officer) to the extent such compensation exceeds $1.0 million paid in a fiscal year. Special rules apply for “performance-based” compensation, including the approval of the performance goals by the shareholders of the Company.

We generally intend to qualify executive compensation for deductibility without limitation under Section 162(m) of the Code. Except for the President and Chief Executive Officer, the non-performance based compensation paid in fiscal 2015 to any of our executive officers, as calculated for purposes of Section 162(m) of the Code, did not exceed the $1.0 million limit, and, with the exception of the Chief Executive Officer, we do not expect that the non-performance based compensation to be paid in fiscal 2016 to any of our executive officers will exceed the $1.0 million limit.

Nonqualified Deferred Compensation

On October 22, 2004, the American Jobs Creation Act of 2004 was signed into law, changing the tax rules applicable to nonqualified deferred compensation arrangements. The Company believes that it is in compliance with the statutory provisions and regulations promulgated thereunder. A more detailed discussion of the Company’s nonqualified deferred compensation arrangements is provided under the heading “Nonqualified Deferred Compensation” below.

Conclusion

The Compensation Committee believes that the Compensation Committee’s compensation policies encourage creation of shareholder value and achievement of strategic corporate objectives. The Compensation Committee believes that for fiscal 2016 the total cash compensation for each of the named executive officers is competitive with the total cash compensation paid to executives of other companies in the Company’s Peer Group that are of similar size and performance. In addition, the Compensation Committee believes that the Cash Bonus Plan and the LTIP motivates the executives to achieve specific Company performance goals and personal objectives established by the Board and the Compensation Committee and align the executive’s interests with those of the Company’s shareholders.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The Report of the Compensation Committee of the Board shall not be deemed incorporated by reference by any general statement incorporating by reference this proxy statement into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

The Compensation Committee is responsible for, among other things, reviewing and approving compensation for the executive officers, establishing the performance goals on which the compensation plans are based and setting the overall compensation principles that guide the committee’s decision-making. The Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with management. Based on the review and the discussions with management, the Compensation Committee recommended to the Board that the CD&A be included in the 2015 Annual Report on Form 10-K for the year ended October 3, 2015 filed with the Securities and Exchange Commission. The Board has approved that recommendation.

Dated: May 31, 2016

Compensation Committee Members

Thomas S. Sayles, Chairman

Richard E. Goodspeed, Ex Officio Member

Bradley Alford

Louis A. Amen

John Berberian

Darioush Khaledi

John D. Lang

Roger Laverty

Mimi R. Song

Richard L. Wright

Executive Officer Compensation

The following table summarizes the compensation paid to or earned by the Chief Executive Officer (Principal Executive Officer), the Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial Officer) and the three other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”) for services to the Company in all capacities for the last three fiscal years.

In reviewing the Summary Compensation Table, the following information should be considered:

•

Salary and Bonus data includes amounts deferred by the Named Executive Officers under the Company’s Sheltered Savings Plan adopted pursuant to Section 401(k) of the Internal Revenue Code and amounts deferred by the Named Executive Officers under the Company’s non-qualified Amended and Restated Deferred Compensation Plan. See the discussion of these plans below in “Qualified and Nonqualified Deferred Compensation Plans.”

•

“Change in Pension Value” represents the actuarial increases in the present value of the pension plans available to each Named Executive Officer. Such plans include the Company’s defined benefits plans and the ESPPIII. See discussion of these plans below in “Pension Benefits.” The determination of the change in pension value is highly dependent upon the discount rate utilized, which may change from year to year, thereby impacting the reported change in pension value from year to year.

•

“Nonqualified Deferred Compensation Earnings” represent the earnings or (losses) on the amounts deferred by the Named Executive Officer pursuant to the deferred compensation plans that are above market or interest on amounts deferred in excess of 120% of the applicable federal long-term rate as prescribed by the Internal Revenue Code. There were no Nonqualified Deferred Compensation Earnings, as defined above, for the Named Executive Officers during the last three fiscal years. This column has been omitted from the table below.

The Components of “All Other Compensation” are set forth in the table that appears in footnote (3) of the Summary Compensation Table.

2015 Summary Compensation Table

Name and Principal Position	Year	Salary($)	Equity Incentive Plan Compensation ($)(1)	Non-Equity Incentive Plan Compensation ($)	Change In Pension Value ($)(2)	All Other Compensation ($)(3)	Total($)
Robert M. Ling, Jr. President and Chief Executive Officer (Principal Executive Officer)	2015 2014 2013	852,885 786,539 633,077	— — —	— 762,720 —	577,964 338,765 93,040	392,162 578,570 320,050	1,823,011 2,466,594 1,046,167

Richard J. Martin Executive Vice President (Principal Financial Officer) (4)	2015 2014 2013	454,615 430,961 420,000	— — —	— 207,365 —	26,306 58,297 245,464	190,302 215,875 168,244	671,223 912,398 833,709

Michael F. Henn Executive Vice President Chief Financial Officer (Principal Financial Officer) (4)	2015	—	—	—	—	—	—

Leon G. Bergmann Executive Vice President, Sales and Procurement	2015 2014 2013	426,442 393,269 310,096	— — —	— 190,680 —	(921 27,768 —)	165,087 180,305 88,814	590,608 792,022 398,910

Susan M. Klug Executive Vice President, Chief Marketing Officer	2015 2014 2013	372,789 335,961 268,750	— — —	— 97,247 —	3,117 26,696 —	149,493 121,692 86,579	525,399 581,596 355,329

Daniel J. Murphy Executive Vice President, Fresh Programs and Manufacturing	2015 2014 2013	393,462 363,423 332,000	— — —	— 178,763 —	764,527 409,003 217,398	170,229 188,549 122,010	1,328,218 1,139,738 671,408

(1)	The aggregate grant date fair value of the LTIP grants, as computed under FASB ASC Topic 718-30, “Compensation – Stock Compensation – Awards Classified as Liabilities” (“ASC 718-30”), is zero based on the non-public intrinsic value. See “Long-Term or Equity Incentives (“LTIP”)” under “Compensation Discussion and Analysis” above for a full discussion of the LTIP and the compensation gap these awards are intended to fill. The amounts in LTIP are not payable until the conclusion of the respective Performance Cycles.
(2)	The change in pension value represents compensation to the executive in the form of an increase in the value of the executive’s pension over the fiscal year. It is based on a number of factors, including changes in employee compensation, discount rates and years of service. The change in pension value is highly sensitive to changes in the discount rate applied. The discount rates used in determining the change in pension value were 4.45%, 4.25% and 5.00% in 2015, 2014 and 2013, respectively, for the pension plan and 3.25%, 3.50% and 3.50% in 2015, 2014 and 2013, respectively, for the ESPPIII. The discount rate used to determine the benefit obligation under the pension plan changed from 4.25% at the September 30, 2014 measurement date to the September 2015 yield curve at the September 30, 2015 measurement date. The single weighted average rate used in determining the benefit obligation was 4.45%. The discount rate used to determine the benefit obligation for the ESPPIII changed from 3.50% at the September 30, 2014 measurement date to the September 2015 yield curve at the September 30, 2015 measurement date. The single weighted average rate used in determining the benefit obligation was 3.25%. The Cash Balance Plan was frozen effective December 31, 2014. See discussion above in “Pension Benefits” under Compensation Discussion and Analysis. The changes in pension values are not current cash compensation paid to the executive.

(3)	All Other Compensation includes the following amounts:

Name		Automobile Allowance ($)	Company’s Contribution to SSP($)(a)	Company’s Contribution to SERP($)(b)	Company’s Contribution to Deferred Compensation Plan($)	Company Paid Premium on the Executive Life Plan ($)	Company Paid Premium for the Executive Medical Reimbursement Plan(c)	Tax Gross Ups ($)(d)	Total($)
Robert M. Ling, Jr.	2015	34,480	18,758	255,866	47,404	5,200	15,795	14,659	392,162
	2014	31,870	17,477	465,066	41,688	4,004	15,795	2,670	578,570
	2013	28,897	17,275	225,000	29,723	2,016	15,795	1,344	320,050

Richard J. Martin(4)	2015	31,839	18,747	90,923	14,341	9,350	15,795	9,307	190,302
	2014	30,030	17,441	127,723	13,082	7,082	15,795	4,722	215,875
	2013	28,897	11,742	84,000	20,036	4,665	15,795	3,110	168,244

Michael F. Henn(5)	2015	—	—	—	—	—	—	—	—

Leon G. Bergmann	2015	31,839	27,538	85,288	3,219	—	15,795	1,408	165,087
	2014	29,374	17,469	116,886	781	—	15,795	—	180,305
	2013	22,034	—	56,250	—	—	10,530	—	88,814

Susan M. Klug	2015	31,157	16,028	74,558	11,074	—	15,795	881	149,493
	2014	27,523	9,871	65,025	3,478	—	15,795	—	121,692
	2013	22,034	—	48,750	—	—	15,795	—	86,579

Daniel J. Murphy	2015	31,839	18,705	78,692	11,304	6,768	15,795	7,126	170,229
	2014	29,374	17,434	108,603	8,815	5,117	15,795	3,411	188,549
	2013	26,484	17,298	49,800	6,985	3,389	15,795	2,259	122,010

(a)	Unified Grocers, Inc. Sheltered Savings Plan (“SSP”).
(b)	Unified Grocers, Inc. Supplemental Executive Retirement Plan (“SERP”).
(c)	This amount includes the Executive Medical Reimbursement Plan premiums paid while Named Executive Officers are active. The Named Executive Officers may be entitled to additional benefits under the Officer Retiree Medical Plan upon termination of employment (please refer to the potential payments tables under termination, retirement and change in control for present values of such benefits).
(d)	Tax gross ups represent the taxes paid on the face value of the executive life insurance policies.
(4)	Mr. Martin retired from the position of Chief Financial Officer of the Company effective October 27, 2015; he continued as an officer of the Company until May 2, 2016.
(5)	Mr. Henn began employment after the end of fiscal 2015 and therefore did not receive any compensation prior to fiscal 2016.

Stock-Based Compensation

The Company does not offer any stock-based compensation to its employees or directors, other than the LTIP, which is a cash amount determined with reference to the exchange value of a share of the Company’s Class A or Class B stock, plus cumulative patronage dividends, cash dividends and non-allocated retained earnings attributable to such share over the vesting period of such Unit.

Pension Benefits

Defined Benefit Plans and Executive Salary Protection Plan

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees (both executive and non-executive) of the Company who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on years of service with the Company. The Unified Cash Balance Plan balance receives an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. On retirement, participants will receive a lifetime annuity based on the total cash balance in their account. Benefits under the Unified Cash Balance Plan are provided through a trust. Prior to the end of fiscal 2014, the Company amended the Unified Cash Balance Plan to close the plan to new entrants effective December 31, 2014. In addition, the plan was frozen at December 31, 2014 such that current participants will no longer accrue salary-based service credits based on years of service with the Company. The annual interest credit as described above will continue for participants active in the plan as of December 31, 2014.

The Company’s Executive Salary Protection Plan, as amended (the “ESPPIII”), provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company. The financing of this benefit is facilitated through the purchase of life insurance policies, the premiums of which are paid by the Company. The eligibility provisions of the ESPPIII were frozen on September 30, 2012 (the “ESPPIII Freeze”), and accordingly no employee that is either hired or becomes an officer on or after such date can become a participant or recommence participation in the ESPPIII.

The ESPPIII is generally designed to provide eligible officers with retirement benefits when they reach age 62. The combination of payments under the ESPPIII and the Unified Cash Balance Plan is designed to provide pension benefits equal to approximately 65% of the participant’s final pay (defined as the highest annualized base salary and car allowance received in the three years prior to separation or retirement). Previously, employees became eligible to participate in the ESPP after three years of service as an officer of the Company in the position of Vice President or higher. Upon eligibility, officers received credit for years of service with the Company at the rate of 5% of final pay for each year of service up to a maximum of 13 years. In the event of the occurrence of a change in control, the participant shall be vested 100% and credited with an additional three (3) years of service, or as provided in a participant’s employment agreement or severance agreement, whichever is greater, for purposes of calculating the participants benefits under the ESPPIII. Officers first elected after January 1, 1999 receive credit only for years of service as an officer. Payments under the ESPPIII are discounted for executives who elect to receive benefits prior to age 62. In May 2003, the Board approved amendments to the ESPPIII (the “Plan Amendments”). The Plan Amendments maintain the eligibility features described above, except that an officer must complete three years of service as an officer to be eligible and five years of service as an officer to be fully vested in the plan. In addition, officers receive 1% of final pay for each year of service in excess of 13 years. The Plan Amendments also provide that officers elected after the effective date of the Plan Amendments receive service credit for years of service as an officer of the Company at the rate of 4.33% of final average pay (defined as the average of the five highest years of base salary, car allowance and bonus compensation received in the ten years prior to separation or retirement) up to a maximum of 15 years. Thereafter, officers receive an additional 1% of final average pay for each year of service in excess of 15 years. As of December 31, 2015, credited years of service under the ESPPIII for Named Executive Officers were: Mr. Ling, 16 years; Mr. Martin, 15 years; and Mr. Murphy, 15 years. Officers employed as of the effective date of the Plan Amendments shall receive benefits equal to the greater of the amount calculated pursuant to either the ESPPIII, as it existed prior to the Plan Amendments (with the additional 1% of final pay for each year in excess of 13), or as amended.

As a result of the ESPPIII Freeze, officers with fifteen (15) years of service or more under the ESPPIII accrue no further benefits under the ESPPIII, and officers participating in the ESPPIII as of the Plan Freeze who had less than fifteen (15) years of service continue to accrue benefits under the ESPPIII until they have fifteen (15) years of service under the ESPPIII. In addition, the compensation used to determine benefits under the ESPPIII does not consider any compensation earned after September 30, 2012, effectively freezing the final pay and final average pay as defined by the plan at the level on September 30, 2012.

The following table provides information with respect to each pension plan that provides for payments or other benefits at, following or in connection with retirement. The amounts below are based upon the present value of accumulated benefits as of September 30, 2015, the measurement date of the Company as required by accounting principles generally accepted in the United States of America (“GAAP”). Please see the Company’s discussion in Item 8 of our audited consolidated financial statements included in this Annual Report on Form 10-K for the fiscal year ended October 3, 2015.

PENSION BENEFITS

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)(1)(2)	Payments During Last Fiscal Year ($)
Robert M. Ling, Jr.	Cash balance plan	18	539,030	—
	ESPPIII	16	5,700,298	—
Richard J. Martin(3)	Cash balance plan	16	571,321	—
	ESPPIII	15	4,507,563	—
Michael F. Henn(4)(5)	Cash balance plan	—	—	—
Leon G. Bergmann(5)	Cash balance plan	2	26,847	—
Susan M. Klug(5)	Cash balance plan	2	29,813	—
Daniel J. Murphy	Cash balance plan	14	488,600	—
	ESPPIII	14	3,001,078	—

(1)	Retirement is assumed to be at the earliest ages at which the benefits are payable unreduced (or a date specified by the officer for the ESPPIII). The Named Executive Officers are assumed to continue with the Company until they reach the age at which they can receive benefits at unreduced amounts based on their age plus number of years of service as an officer of the Company.
(2)	No pre-retirement decrements have been assumed in determining the present value of accrued benefits.
(3)	Mr. Martin retired from the position of Chief Financial Officer of the Company effective October 27, 2015; he continued as an officer of the Company until May 2, 2016.
(4)	Mr. Henn began employment after the end of fiscal 2015 and therefore did not receive any compensation prior to fiscal 2016.
(5)	Mr. Henn, Mr. Bergmann and Ms. Klug began employment after September 30, 2012 and are therefore not eligible for the ESPPIII.

Nonqualified Supplemental Executive Retirement Plan

Following the ESPPIII Freeze described above, the Company adopted a Supplemental Executive Retirement Plan (“SERP”) in fiscal 2013 to provide supplemental post-termination retirement income to officers of the Company based on defined contributions made to the plan during the course of service as an officer of the Company. The SERP is a non-qualified defined contribution type plan under which benefits are derived from an account balance for each participating officer. Each account balance is credited each year with a notional Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options concerning how the contribution is invested similar to the Company’s non-qualified deferred compensation plan.

Company contributions to the SERP for each participating officer will be based on a percentage of the officer’s compensation for the fiscal year, with the percentage dependent upon the officer’s position within the Company at the end of the fiscal year. The following table sets forth the contribution percentages for fiscal years in which the SERP is in effect for the entire fiscal year.

Executive Level	Contribution Percentage
Chief Executive Officer and President	30%
Executive Vice President	20%
Senior Vice President	15%
Vice President	10%

Upon termination of employment or death, the participant’s vested account balance will be payable over a period of from 5 to 15 years, or immediately following a change in control, as elected by the participant upon entry into the plan. Vesting is based on years of service as an officer at the rate of 20% per year. After 5 years of service as an officer, including service prior to the SERP’s adoption, or following a change in control, the account will be 100% vested. An account may be forfeited in the event a participant is terminated for cause or engages in activity in competition with the Company.

Name	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings (Loss) in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)(2)	Aggregate Balance at Last FYE ($)
Robert M. Ling, Jr.	465,066	(6119)	—	695,180
Richard J. Martin(3)	127,723	(5,360)	—	209,410
Michael F. Henn(4)	—	—	—	—
Leon G. Bergmann	116,886	(3,780)	—	172,199
Susan M. Klug	65,025	(1,502)	—	115,596
Daniel J. Murphy	108,603	(1,308)	—	159,383

(1)	For fiscal 2015, The Company made contributions for fiscal 2014 into the participants’ account. The amount included “All Other Compensation” in the Summary Compensation Table above will be allocated to the participants’ account in fiscal 2016.
(2)	Amounts in these columns are not included in the Summary Compensation Table above.
(3)	Mr. Martin retired from the position of Chief Financial Officer of the Company effective October 27, 2015; he continued as an officer of the Company until May 2, 2016.
(4)	Mr. Henn began employment after the end of fiscal 2015 and therefore did not receive any compensation prior to fiscal 2016.

Qualified and Nonqualified Deferred Compensation Plans

Certain Company employees, including officers, may defer income from their earnings through voluntary contributions to the Company’s Sheltered Savings Plan adopted pursuant to Section 401(k) of the Internal Revenue Code, which is a qualified plan, and the Company’s Amended and Restated Deferred Compensation Plan, which is a nonqualified plan. In the case of those employees who elect to defer income under these plans, the Company makes additional contributions for their benefit, up to established limits. Amounts deferred by an employee are credited with earnings or losses based on the employee’s investment allocation among investment options, which may include stocks, bonds and mutual fund shares. Distributions are paid in accordance with the employee’s elections with regard to the timing and form of distributions. The amount of these additional contributions made during fiscal 2015 for the benefit of the Principal Executive Officer, Principal Financial Officer and other Named Executive Officers is set forth in the footnotes to the Summary Compensation Table.

Name	Executive Contribution in Last FY ($)(1)	Registrant Contributions in Last FY ($) (2)	Aggregate Earnings (Loss) in Last FY($)(3)	Aggregate Withdrawals/ Distributions ($)(3)	Aggregate Balance at Last FYE($)
Robert M. Ling, Jr.	126,195	47,404	1,331	—	965,539
Richard J. Martin(4)	92,808	14,341	4,651	—	1,234,022
Michael F. Henn(5)	—	—	—	—	—
Leon G. Bergmann	—	3,219	(25)	—	3,971
Susan M. Klug	50,686	11,074	(749)	—	143,061
Daniel J. Murphy	24,286	11,304	4,491	—	348,535

(1)	This column shows amounts that are also reported as salary, bonus or non-equity incentive plan awards in the Summary Compensation Table above. Those amounts, as well as amounts in the “Aggregate Balance” column that represent salary or bonus that were reported in the Summary Compensation Tables in prior years, are quantified in the table below.

Name	Amount included in both Non-Qualified Deferred Compensation Table and 2015 Summary Compensation Table($)	Amount included in both Non-Qualified Deferred Compensation Table and previously reported in Prior Years’ Summary Compensation Table($)	Total Amounts included in both Non-Qualified Deferred Compensation Table and 2015 or Prior Years’ Summary Compensation Table($)
Robert M. Ling, Jr.	126,195	415,303	541,498
Richard J. Martin(4)	92,808	948,335	1,041,143
Michael F. Henn(5)	—	—	—
Leon G. Bergmann	—	—	—
Susan M. Klug	50,686	72,686	123,212
Daniel J. Murphy	24,286	181,612	205,898

(2)	Amounts in this column are included in “All Other Compensation” in the Summary Compensation Table above.
(3)	Amounts in these columns are not included in the Summary Compensation Table above.
(4)	Mr. Martin retired from the position of Chief Financial Officer of the Company effective October 27, 2015; he continued as an officer of the Company until May 2, 2016.
(5)	Mr. Henn began employment after the end of fiscal 2015 and therefore did not receive any compensation prior to fiscal 2016.

Officer Health Insurance Plans

The Board approved, effective January 1, 2001, an executive medical reimbursement plan (the “Executive Medical Reimbursement Plan” or “EMRP”) and an officer retiree medical plan (the “Officer Retiree Medical Plan” or “ORMP”) for officers and their eligible dependents. Pursuant to the EMRP, officers will be eligible for payment by the insurance plan of the portion of eligible expenses not covered under the Company’s health insurance plan. Under the ORMP, officers who are at least 55 years of age and have seven years of service with the Company as an officer will be eligible to participate in the ORMP following termination of employment. Benefits under the ORMP are the same as under the base retiree medical plan offered to non-union employees but with no annual premium caps, plus dental and vision benefits, continuation of the EMRP during retirement and extension of benefits for eligible dependents following the officer’s death. Former officers (and surviving spouses) must enroll in Medicare Parts A and B when they reach age 65 at which time the EMRP coverage for medical and prescription benefits ends. Active officers will continue to be obligated to pay the regular premium for the Company health insurance plan they have selected. Effective October 1, 2011, the ORMP was amended to provide that officers, during retirement, are required to pay twenty-five (25%) percent of the ORMP premium to maintain coverage. The eligibility provisions of the ORMP were frozen effective September 30, 2012, and accordingly no employee that is either hired as an officer or becomes an officer on or after such date can become a participant or recommence participation in the ORMP.

Officer Disability Insurance

The Board approved, effective January 1, 2001, a supplemental disability insurance plan for officers that provides 100% of their pre-disability base salary while on a disability leave for up to two years. This disability coverage will be coordinated with existing sick leave, state disability insurance, short-term disability insurance, and long-term disability plans available to all employees so that the officer disability insurance is a supplemental benefit. During the first six months of disability, state disability insurance and short-term disability insurance pay 66 2/3% of the employee’s salary and officer disability insurance pays 33 1/3%. After six months of disability, state disability insurance and long-term disability insurance pays 50% of the employee’s salary and officer disability insurance pays the remaining 50%.

Potential Payments Upon Retirement, Death, Disability, Termination or Change-In-Control

The following sections describe agreements between the Company and the Named Executive Officers if certain events were to occur. At the start of each section a table illustrates the potential payments to the Named Executive Officers if the certain event had occurred on October 3, 2015 which was the last day of fiscal year 2015 (the “Measurement Date”). None of the payments set forth below, except those identified as “Salary” or “Bonus,” are payments that are in addition to payments currently owed the Named Executive Officers under existing benefit plans. In addition, Named Executive Officers would also be due any accrued vacation amounts. None of the events described have actually occurred as of October 3, 2015, the Company’s most recent fiscal year-end. The disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time they become eligible for such payments.

Officer Retirement

As discussed in Note 13 “Benefit Plans” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” the Company has a defined benefit pension plan (the “Unified Cash Balance Plan”) that covers both non-union and executive employees, which was frozen as of December 31, 2014. Additionally, the Company’s ESPPIII plan, which was frozen as of September 30, 2012, provides supplemental post-termination retirement income based on each participant’s final salary and years of service as an officer of the Company, and the Company adopted a SERP in fiscal 2013 to provide supplemental post-termination retirement income to officers of the Company based on defined contributions made to the plan during the course of service as an officer of the Company.

The following table illustrates the estimated amounts that would be payable to each Named Executive Officer, currently employed with the Company, if they were to have retired, defined as termination of employment upon reaching benefit eligibility and exclusive of termination for cause, disability or death, on October 3, 2015. No such Named Executive Officers retired on that date. Distribution of the amounts due an executive are made pursuant to an individual’s distribution elections, plan terms, and other regulatory constraints.

	Robert M. Ling, Jr. Age 59	Richard J. Martin Age 70	Michael F. Henn (3) Age 67	Leon G. Bergmann Age 48	Susan M. Klug Age 56	Daniel J. Murphy Age 69
Cash Balance Plan(1)	$540,959	$571,321	$—	$—	$—	$488,600
ESPPIII(1)	5,700,298	4,507,563	—	—	—	3,001,078
SERP	695,180	209,410	—	68,880	46,238	159,383
Deferred Compensation Plan	965,539	1,234,022	—	3,971	143,061	348,535
ORMP(1)	170,214	75,325	—	—	—	75,476
Life Insurance(2)	1,000,000	500,000	—	—	—	400,000

Total(4)	$9,072,190	$7,097,641	—	72,851	189,299	4,473,072

(1)	Amounts represent the net present value of the accumulated benefit at the Measurement Date (October 3, 2015).
(2)	Amount of death benefit.
(3)	Mr. Henn began employment after the end of fiscal 2015 and therefore did not receive any compensation or benefits prior to fiscal 2016.
(4)	LTIP is omitted from the above table as no amounts are due and no amounts have been accrued under the plan. All current Performance Cycles consist of Appreciation Units only and the current share price of $195.34 is less than the Performance Cycle’s issuance price for each respective fiscal year as follows: 2013 Performance Cycle – $316.11; 2014 Performance Cycle – $279.50; and 2015 Performance Cycle – $267.69.

Officer Death & Disability

As discussed above under “Officer Health Insurance Plans” and “Officer Disability Insurance,” the Company provides certain benefits to the executive officers of the Company. The following table illustrates estimated payments to Named Executive Officers, currently employed with the Company, or their beneficiaries if either death or disability had occurred on October 3, 2015.

	Robert M. Ling, Jr.		Richard J. Martin		Leon G. Bergmann		Susan M. Klug		Daniel J. Murphy
	Death ($)	Disability ($)(3)	Death ($)	Disability ($)(3)	Death ($)	Disability ($)(3)	Death ($)	Disability ($)(3)	Death ($)	Disability ($)(3)
Officer Disability Insurance(1)(2)	—	779,167	—	412,500	—	389,583	—	343,750	—	357,500
Life Insurance(2)	1,200,000	—	675,000	—	637,500	—	562,500	—	585,000	—

(1)	Amounts are payable over two (2) years and reflect only the supplemental officer disability insurance.

(2)	Mr. Henn began employment after the end of fiscal 2015 and therefore did not receive any compensation or benefits prior to fiscal 2016. He was omitted from this table due to space limitations.
(3)	Disability is defined as “incapacity due to physical or mental illness to perform substantially their duties on a full-time basis for six (6) consecutive months and, within thirty (30) days after a notice of termination is thereafter given by the Company, the Executive shall not have returned to the full-time performance of the Executive’s duties.”

Executive Termination and Severance Agreements

The Company and Mr. Ling, the Company’s Chief Executive Officer and President, are parties to a severance agreement that provides for severance payments in the event Mr. Ling’s employment is terminated (i) by the Company other than for cause, death or extended disability, (ii) by Mr. Ling for good reason, defined therein as (a) an adverse change in Mr. Ling’s status or position(s) in effect immediately prior to the date of the agreement, (b) a material reduction in Mr. Ling’s base salary, subject to notice to the Company and the Company’s failure to correct, or (iii) by Mr. Ling without cause within 12 months following a change in control. The severance payment is equal to two times the highest annual base salary in the three years prior to termination plus two times the highest annual incentive bonus paid during that three-year period. In the event of the occurrence of a change in control, Mr. Ling, Jr. shall be credited with an additional five (5) years of service for purposes of calculating his benefits under the ESPPIII. In the event of the occurrence of the specified termination events, Mr. Ling is also entitled to Company payment of COBRA health insurance premiums until the earlier of 24 months or the cessation of COBRA eligibility and coverage.

During fiscal 2016, Mr. Richard J. Martin, Chief Financial Officer and Executive Vice President, Finance and Administration, retired from his position effective October 27, 2015; however, he remained as an officer of the Company until May 2, 2016. The Board appointed Mr. Michael F. Henn as Executive Vice President and Chief Financial Officer effective on October 27, 2015. Mr. Henn did not receive any compensation from the Company during fiscal 2015. Previously, the Company and Mr. Martin were parties to a severance agreement that provided for severance payments in the event Mr. Martin’s employment was terminated (i) by the Company other than for cause, death or extended disability, (ii) by Mr. Martin for good reason (as defined), or (iii) by Mr. Martin without cause within 12 months following a change in control. The severance payment was equal to two times the highest annual base salary in the three years prior to termination plus two times the highest annual incentive bonus paid during that three-year period. In the event of the occurrence of a change in control, Mr. Martin would have been credited with an additional five (5) years of service for purposes of calculating his benefits under the ESPPIII. In the event of the occurrence of the specified termination events, Mr. Martin was also entitled to Company payment of COBRA health insurance premiums until the earlier of 24 months or the cessation of COBRA eligibility and coverage. Pursuant to an agreement entered into on April 26, 2016, and retroactive to Mr. Martin’s resignation from the position of Chief Financial Officer and Executive Vice President, Finance and Administration on October 27, 2015, Mr. Martin’s employment terminated at the end of business on May 2, 2016. Mr. Martin’s separation from the Company will be a retirement. The agreement stipulates that Mr. Martin’s resignation from the position of Chief Financial Officer and Executive Vice President, Finance and Administration, does not meet the definition of “good reason” as defined in his previous severance agreement. Termination of Mr. Martin’s employment on or before that date entitles him to (i) the unpaid balance of his paid time off bank, (ii) any amounts, payments or benefits to which he is entitled under the express terms of any applicable Company employee benefit plans, (iii) any unpaid eligible reimbursable expenses and (iv) any outstanding incentive compensation awards (according to their plan terms). Additionally, Mr. Martin will receive medical COBRA and EMRP for himself and his spouse (as eligible) for a period of seven (7) months. Thereafter, Mr. Martin may purchase COBRA medical coverage. Mr. Martin is not eligible for any other post-employment payments and benefits.

Mr. Henn entered into an at-will employment arrangement with the Company effective October 27, 2015. His annual salary is $500,000 plus an annual car allowance of $31,558.80. Mr. Henn has waived participation in the Company’s Deferred Compensation Plan, Supplemental Executive Retirement Plan and Long Term Incentive Plan. He is eligible to participate in the Company’s Officer Annual Incentive Plan, Sheltered Savings Plan and employee health insurance plans.

The Company has approved severance agreements with each of Mr. Bergmann, Executive Vice President, Sales and Procurement, Ms. Klug, Executive Vice President, Chief Marketing Officer, and Mr. Murphy, Executive Vice President, Fresh Programs and Manufacturing with terms that provide a severance benefit equal to one year’s salary and bonus based on the highest annual salary and the highest incentive bonus paid over the prior three years in the event of the occurrence of specified termination events. These include termination (i) by the Company other than for cause, death or extended disability, and (ii) by the executive for good reason (as defined).

The following table illustrates the estimated amounts that would be payable to each Named Executive Officer, currently employed with the Company, if they were to have terminated, voluntarily or involuntarily, at October 3, 2015. None of the payments set forth below, except those identified as “Salary” or “Bonus,” are payments that are in addition to payments currently owed to such Named Executive Officers under existing benefit plans. In addition, such Named Executive Officers would also be due any accrued vacation benefits.

		Payable pursuant to Employment or Severance Agreements
		Salary (2) ($)	Bonus (2) ($)	Cash Balance Plan (3)(4) ($)	ESPPIII (3)(4) ($)	SERP (4) ($)	Deferred Compensation (4) ($)	ORMP (3)(4) ($)	Total (5) ($)
Robert M. Ling, Jr.	Voluntary Termination	—	—	540,959	5,700,298	695,180	965,539	170,214	8,072,190
	Constructive (1) or Involuntary Termination	1,700,000	1,525,440	540,959	5,700,298	695,180	965,539	170,214	11,297,630
	Termination for Cause	—	—	540,959	5,700,298	695,180	965,539	170,214	8,072,190

Richard J. Martin (6)	Voluntary Termination	—	—	571,321	4,507,563	209,410	1,234,022	75,325	6,597,641
	Constructive (1) or Involuntary Termination	900,000	414,730	571,321	4,507,563	209,410	1,234,022	75,325	7,912,371
	Termination for Cause	—	—	571,321	4,507,563	209,410	1,234,022	75,325	6,597,641

Michael F. Henn (7)	Voluntary Termination	—	—	—	—	—	—	—	—
	Constructive (1) or Involuntary Termination	—	—	—	—	—	—	—	—
	Termination for Cause	—	—	—	—	—	—	—	—

Leon G. Bergmann	Voluntary Termination	—	—	—	—	68,880	3,971	—	72,851
	Constructive (1) or Involuntary Termination	425,000	90,680	—	—	68,880	3,971	—	588,531
	Termination for Cause	—	—	—	—	68,880	3,971	—	72,851

Susan M. Klug	Voluntary Termination	—	—	—	—	46,238	143,061	—	189,299
	Constructive (1) or Involuntary Termination	375,000	97,247	—	—	46,238	143,061	—	661,546
	Termination for Cause	—	—	—	—	46,238	143,061	—	189,299

		Payable pursuant to Employment or Severance Agreements
		Salary (2) ($)	Bonus (2) ($)	Cash Balance Plan (3)(4) ($)	ESPPIII (3)(4) ($)	SERP (4) ($)	Deferred Compensation (4) ($)	ORMP (3)(4) ($)	Total (5) ($)
Daniel J. Murphy	Voluntary Termination	—	—	488,600	3,011,078	159,383	348,535	75,476	4,083,072
	Constructive (1) or Involuntary Termination	390,000	178,763	488,600	3,011,078	159,383	348,535	75,476	4,651,835
	Termination for Cause	—	—	488,600	3,011,078	159,383	348,535	75,476	4,083,072

(Footnotes continued from previous page)

(1)	Constructive Termination is termination for “good reason,” which is defined in Mr. Ling’s Employment Agreement and the other officers’ Severance Agreements to mean “an adverse change in the Executive’s status or position in effect immediately prior to the date of this agreement or a reduction in the Executive’s base salary.”
(2)	Salary and bonus are paid in a lump sum.
(3)	Amounts represent the net present value of the accumulated benefit at September 28, 2013, the last day of fiscal 2013, and commence immediately, or on a date specified by the officer for the ESPPIII or at the earliest date of first eligibility in the case of the Cash Balance Plan.
(4)	Payments are made based on Plan documents as described above in “Pension Benefits,” “Nonqualified Supplemental Executive Retirement Plan,” “Nonqualified Deferred Compensation” and “Officer Health Insurance Plans.” Estimated amounts due are not additional amounts, but are the current benefits due to the Named Executive Officers under the previously described plans.
(5)	LTIP is omitted from the above table as no amounts are due and no amounts have been accrued under the plan. All current Performance Cycles consist of Appreciation Units only and the current share price of $195.34 is less than the Performance Cycle’s issuance price for each respective fiscal year as follows: 2013 Performance Cycle – $316.11; 2014 Performance Cycle – $279.50; and 2015 Performance Cycle – $267.69.
(6)	Mr. Martin retired from the position of Chief Financial Officer of the Company effective October 27, 2015; he continued as an officer of the Company until May 2, 2016.
(7)	Mr. Henn began employment after the end of fiscal 2015.

The following table illustrates the estimated amounts that would be payable to each Named Executive Officer, currently employed with the Company, if there had been a change-in-control event as of October 3, 2015. None of the payments set forth below, except those identified as “Salary” or “Bonus,” are payments that are in addition to payments currently owed to such Named Executive Officers under existing benefit plans. In addition, such Named Executive Officers would also be due any accrued vacation benefits.

	Robert M. Ling, Jr.	Richard J. Martin	Michael F. Henn (5)	Leon G. Bergmann	Susan M. Klug	Daniel J. Murphy
Salary (1)	$1,700,000	$900,000	$—	$425,000	$375,000	$780,000
Bonus (1)	1,525,440	414,730	—	90,680	97,247	357,526
Cash Balance Plan (2)(3)	540,959	571,321	—		0	488,600
ESPPIII (2)(3)	6,175,320	4,873,465	—			3,336,951
SERP(3)	695,180	209,410	—	68,880	46,238	159,383
Deferred Compensation(3)	965,539	1,234,022	—	3,971	143,061	348,535
ORMP (2)(3)	170,214	75,325	—			75,476

Total (4)	$11,772,652	$8,278,273	—	$588,531	$661,546	$5,546,471

(1)	Salary and bonus are paid in a lump sum.
(2)	Amounts represent the net present value of the accumulated benefit at October 3, 2015, the last day of fiscal 2015 and commence immediately, or on a date specified by the officer for the ESPPIII or at the earliest date of first eligibility in the case of the Cash Balance Plan.

(3)	Payments are made based on Plan documents as described above in “Pension Benefits,” “Nonqualified Supplemental Executive Retirement Plan,” “Qualified and Nonqualified Deferred Compensation Plans” and “Officer Health Insurance Plans.” Estimated amounts due are not additional amounts, but are the current benefits due to the Named Executive Officers under the previously described plans.
(4)	LTIP is omitted from the above table as no amounts are due and no amounts have been accrued under the plan. All current Performance Cycles consist of Appreciation Units only and the current share price of $195.34 is less than the Performance Cycle’s issuance price for each respective fiscal year as follows: 2013 Performance Cycle – $316.11; 2014 Performance Cycle – $279.50; and 2015 Performance Cycle – $267.69.
(5)	Mr. Henn began employment after the end of fiscal 2015.

Director Compensation

Board Compensation

Overview

The compensation policy for members of the Board for fiscal 2016 remains unchanged from fiscal 2015.

Compensation Committee Analysis

In December 2014, the Compensation Committee retained Pearl Meyer to conduct a review of the compensation of the Board to ensure that it continued to be reasonable, competitive and reflective of the changing environment for director compensation (the “2014 Director Compensation Survey”). Pearl Meyer reviewed director compensation level and structure among a Peer Group of 16 companies. The 2014 Peer Group used for comparisons included 12 companies from the 2011 Compensation Survey and four additional companies, which were subsequently included in the Peer Group for the 2014 Compensation Survey, as follows:

2014 Director Compensation Survey—Peer Companies
The Andersons, Inc.	Smart & Final Stores, Inc.
Casey’s General Stores, Inc.	SpartanNash Company
Chiquita Brands International Inc.	Sprouts Farmers Market, Inc.
Core-Mark Holding Company, Inc.	Stater Bros. Holdings, Inc.
Flowers Foods, Inc.	United Natural Foods, Inc.
Ingles Markets, Incorporated	Weis Markets, Inc.
The Pantry, Inc.	The WhiteWave Foods Company
Pinnacle Foods Inc.	Whole Foods Market, Inc.

Pearl Meyer compared the compensation levels and programs of such companies to those of the Company for its non-shareholder directors. All aspects of director compensation were reviewed, including the annual retainer, board meeting fees, equity compensation, committee compensation (for both the chairperson and members) and total compensation. Based on the results of the survey, Pearl Meyer determined that (i) total director compensation was well below the 50th percentile of the Peer Group due to the lack of director equity compensation and below-market committee compensation (particularly for chairpersons), (ii) the differential between the non-executive chairman’s compensation and that of other directors was less at the Company than at the Peer Group of companies and (iii) the total board cost was slightly above the Peer Group’s 25th percentile due to the higher number of paid directors at Unified (15 at Unified versus an average of six for the Peer Group). Based on the results of this review, the Board made several changes to director compensation in 2015 as indicated below.

Fiscal 2015 and 2016 Board Compensation Policy

Under the Company’s current director compensation policy, each Shareholder-Related Director receives an annual retainer as compensation for service as a director of the Company and as a member of any committees of the Board of the Company and the board of any subsidiary of the Company, if applicable. The annual retainer is $15,000 for fiscal 2015. Directors who are non-Shareholder-Related Directors receive an annual retainer of $90,000, an increase from $75,000 in previous fiscal years, as compensation for service as a director of the Company and as a member of any committees of the Board of the Company and the board of any subsidiary of the

Company, if applicable. Each director receives additional compensation of $1,500 for each Board meeting attended, and $1,000 for each committee or subsidiary board meeting attended, not to exceed $2,000 if multiple meetings are attended on any given day. In recognition of the additional duties and responsibilities attendant with such positions, the Chairman of the Board receives additional annual compensation of $50,000, an increase from $25,000 in previous fiscal years, the 1st and 2nd Vice-Chairmen receive additional annual compensation of $3,000 each, the chairman of the Audit Committee receives additional annual compensation of $30,000, an increase from $10,000 in previous fiscal years, the chairmen of the Compensation Committee and the Governance Committee receive additional annual compensation of $10,000, an increase from $5,000 in previous fiscal years, each and the chairmen of other committees receive additional annual compensation of $1,000 each. In addition, directors are reimbursed for Company related expenses.

Mr. Laverty has been engaged by the Company as a consultant, outside of his normal Board responsibilities, to assist the Company in support of a strategic planning project under the direction of the Board reporting to Mr. Ling. Mr. Laverty may receive compensation up to $120,000 per year pursuant to the letter agreement dated as of December 7, 2015. The letter agreement stipulates that the consulting engagement may be terminated by either party, without cause, by providing written notice not less than ten (10) days prior or the agreement may be terminated for cause. During fiscal year 2015, Mr. Laverty received payment of $120,000 for such services.

Directors are eligible to participate in the Company’s Amended and Restated Deferred Compensation Plan described above.

Compensation Paid to Directors in Fiscal 2015

The following table sets forth the compensation paid to our non-employee directors in fiscal 2015.

Name	Fees Earned or paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Bradley Alford	114,500	—	—	—	—	—	114,500
Louis A. Amen	31,000	—	—	—	—	—	31,000
John Berberian	31,000	—	—	—	—	—	31,000
Vache Fermanian	24,500	—	—	—	—	—	24,500
Oscar Gonzalez	46,500	—	—	—	—	—	46,500
Richard E. Goodspeed	177,500	—	—	—	—	—	177,500
Paul Kapioski	37,500	—	—	—	—	—	37,500
Darioush Khaledi	34,000	—	—	—	—	—	34,000
Mark Kidd	30,000	—	—	—	—	—	30,000
John D. Lang	150,000	—	—	—	—	—	150,000
Roger M. Laverty	114,500	—	—	—	—	120,000	234,500
Jay T. McCormack	39,500	—	—	—	—	—	39,500
G. Robert McDougall	22,000						22,000
John Najjar	31,000	—	—	—	—	—	31,000
Greg Saar	23,000						23,000
Thomas S. Sayles	121,500	—	—	—	—	—	121,500
Mimi R. Song	27,500	—	—	—	—	—	27,500
Michael S. Trask	32,500	—	—	—	—	—	32,500
Kenneth Ray Tucker	36,500	—	—	—	—	—	36,500
Richard L. Wright	45,500	—	—	—	—	—	45,500

(1)	Amounts include compensation that was deferred by the directors pursuant to the Company’s Amended and Restated Deferred Compensation Plan as discussed above.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 2, 2016, no person was known by the Company to own beneficially more than five percent (5%) of the outstanding Class A Shares of the Company, and the only shareholder known by the Company to own beneficially more than 5% of the outstanding Class B Shares of the Company is as set forth in the table below.

Title of Class	Name and Address of Beneficial Owner	Amount of Ownership	% of Class
Class B	Mimi R. Song Super Center Concepts, Inc. 15510 Carmenita Road Santa Fe Springs, CA 90620	25,286	6.26%

The following table sets forth the beneficial ownership of the Company’s Class A Shares, Class B Shares and Class E Shares, as of April 2, 2016, by each Shareholder-Related Director nominee and his or her affiliated companies, and by all Shareholder-Related Directors and their affiliated companies, as a group. Non-Shareholder-Related Directors and officers of the Company do not own any class of the Company’s stock.

	Shares Owned
	Class A Shares		Class B Shares		Class E Shares
Name and Affiliated Company *	No. of Shares	% of Total Outstanding	No. of Shares	% of Total Outstanding	No. of Shares	% of Total Outstanding
Bradley Alford (3)	0	0.00%	0	0.00%	0	0.00%
Louis A. Amen Super A Foods, Inc.	350	0.29%	12,287	3.04%	1,470	1.20%
John Berberian Berberian Enterprises, Inc.	350	0.29%	8,572	2.12%	1,934	1.58%
Vache Fermanian B&V Enterprises	350	0.29%	3,057	0.76%	254	0.21%
Oscar Gonzalez (1) (2) Northgate Gonzalez Markets, Inc.	350	0.29%	12,785	3.17%	2,983	2.43%
Richard E. Goodspeed (3) Goodspeed & Associates	0	0.00%	0	0.00%	0	0.00%
Paul Kapioski CAP Food Services Co.	350	0.29%	25	0.01%	38	0.03%
Darioush Khaledi (1) K.V. Mart Co.	350	0.29%	16,395	4.06%	2,491	2.03%
Mark Kidd Mar-Val Food Stores, Inc.	350	0.29%	2,907	0.72%	563	0.46%
John D. Lang (3) Epson America, Inc.	0	0.00%	0	0.00%	0	0.00%
Roger M. Laverty (3)	0	0.00%	0	0.00%	0	0.00%
Jay T. McCormack (4) Rio Ranch Markets	350	0.29%	5,146	1.27%	634	0.52%
Robert G. McDougall (5) Gelson’s Markets	350	0.29%	9,923	2.46%	4,936	4.03%
John Najjar Cardiff Seaside Market, Inc.	350	0.29%	238	0.06%	163	0.13%
Greg Saar Saar’s Inc.	350	0.29%	107	0.03%	167	0.14%
Thomas S. Sayles (3) University of Southern California	0	0.00%	0	0.00%	0	0.00%
Mimi R. Song (1) Super Center Concepts, Inc.	350	0.29%	25,286	6.26%	12,006	9.80%

	Shares Owned
	Class A Shares		Class B Shares		Class E Shares
Name and Affiliated Company *	No. of Shares	% of Total Outstanding	No. of Shares	% of Total Outstanding	No. of Shares	% of Total Outstanding
Michael S. Trask Stanlar Foods, Inc.	350	0.29%	17	0.00%	26	0.02%
Kenneth R. Tucker Evergreen Markets, Inc.	350	0.29%	267	0.07%	79	0.06%
Richard L. Wright Market of Choice, Inc.	350	0.29%	3,122	0.77%	448	0.37%

All directors and their affiliated companies as a group	5,250	4.30%	100,134	24.80%	28,192	23.01%

(1)	Elected by Class B Shareholders.
(2)	Mr. Gonzalez is a shareholder and officer of a family-owned corporation.
(3)	Non-Shareholder-Related Director.
(4)	Shares owned by RRM LLC, parent corporation of Rio Ranch Markets. Mr. McCormack disclaims beneficial ownership of these shares.
(5)	Shares owned by Arden-Mayfair Inc., parent corporation of Gelson’s Markets. Mr.McDougall disclaims beneficial ownership of these shares.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Entities with which our directors are affiliated, as Members of Unified, purchase groceries and related products and services from us in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As Members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. We make a variety of benefits available to Members on a negotiated basis. We have provided to our Members loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in Members who are sometimes affiliated with our directors. In addition, we may also enter into other agreements with Members which are affiliated with our directors, as well as agreements with our executive officers. See Note 20 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” which is incorporated herein by this reference, for a description of related party transactions.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to its charter, the Audit Committee is responsible for appointing the Company’s independent registered public accounting firm. For fiscal 2014, 2015 and 2016, the Audit Committee appointed Moss Adams LLP to serve in this capacity. Prior to fiscal 2014 and during the first half of fiscal 2014, the Audit Committee appointed Deloitte & Touche, LLP to serve in this capacity. There are no unresolved disagreements with Deloitte & Touche, LLP. The Audit Committee has not yet selected the Company’s independent registered public accounting firm for fiscal 2017. A representative of Moss Adams LLP will be present at the Annual Meeting and will have the opportunity to make a statement if such representative desires to do so and will also be available to answer appropriate questions from shareholders.

Moss Adams LLP has provided audit services related to fiscal 2013. Approximately $1.5 million in fees related to those audit services were incurred in fiscal 2016.

The aggregate fees billed to the Company by Moss Adams LLP with respect to services performed for fiscal 2014 and 2015 are as follows:

	2015	2014
Audit fees (1)	$1,200,000	$850,000
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—

Total	$1,200,000	$850,000

(1)	Audit fees consisted of fees billed by Moss Adams LLP for professional services rendered for the audit of the Company’s annual financial statements and for reviews of the financial statements for fiscal 2014 and 2015.
(2)	Audit-related fees consisted of fees billed by Moss Adams LLP for services rendered to the Company for SEC registration statement review, services reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, and technical accounting assistance for fiscal 2015 and 2014. No fees were paid to Moss Adams for audit-related items in either fiscal 2015 or 2014.
(3)	Tax fees consisted principally of fees billed by Moss Adams LLP for assistance relating to tax compliance and reporting for fiscal 2015 and 2014. No fees were paid to Moss Adams for tax items in either fiscal 2015 or 2014.
(4)	All other fees consist of fees not reported as audit fees, audit-related fees, or tax fees. No other fees were paid to Moss Adams in either fiscal 2015 or 2014.

The aggregate fees billed to the Company by Deloitte & Touch, LLP with respect to services performed for fiscal 2014 and 2015 are as follows:

	2015	2014
Audit fees (1)	$—	$1,047,950
Audit-related fees (2)	—	29,200
Tax fees (3)	—	—
All other fees (4)	240,652	—

Total	$240,652	$1,077,150

(1)	Audit fees consisted of fees billed by Deloitte & Touche LLP for professional services rendered for the audit of the Company’s annual financial statements and for reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for fiscal 2014. No fees were paid to Deloitte & Touche LLP for audit-related items in fiscal 2015.
(2)	Audit-related fees consisted of fees billed by Deloitte & Touche LLP for services rendered to the Company for SEC registration statement review, services reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees, and technical accounting assistance for fiscal 2015 and 2014. No fees were paid to Deloitte & Touche LLP for audit-related items in fiscal 2015.
(3)	Tax fees consisted principally of fees billed by Deloitte & Touche LLP for assistance relating to tax compliance and reporting for fiscal 2015 and 2014. No fees were paid to Deloitte & Touche LLP for audit-related items in either fiscal 2015 or 2014.
(4)	All other fees consist of fees not reported as audit fees, audit-related fees, or tax fees. No fees were paid to Deloitte & Touche LLP for audit-related items in fiscal 2014. Fees paid to Deloitte & Touche LLP during fiscal 2015 were related to the Audit Committee Investigation.

The Audit Committee, pursuant to its policies, administers the Company’s engagement of Moss Adams LLP, previously Deloitte & Touche LLP, and pre-approves all audit and permissible non-audit services on a case-by-case basis. In approving non-audit services, the Audit Committee considers whether the engagement could compromise the independence of Moss Adams LLP, and whether for reasons of efficiency or convenience it is in the best interest of the Company to engage its independent registered public accounting firm to perform the services. The Audit Committee, in reliance on management and the independent registered public accounting firm, has determined that the provision of these services is compatible with maintaining the independence of Moss Adams LLP.

Prior to engagement, the Audit Committee pre-approves all independent registered public accounting firm services. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval categories. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm on any service activity.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

(a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm.

•	Consolidated Balance Sheets as of October 3, 2015 and September 27, 2014.

•	Consolidated Statements of Earnings (Loss) for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013.

•	Consolidated Statements of Comprehensive Earnings (Loss) for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013.

•	Consolidated Statements of Cash Flows for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013.

•	Notes to Consolidated Financial Statements.

     (2) Financial Statement Schedule:

•	Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013.

All other financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the instructions to Part II, Item 8 or are inapplicable and therefore have been omitted.

     (3) Exhibits:

See Item 15 (b) below.

(b)	Exhibits

The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Unified Grocers, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2008, filed on May 13, 2008).

3.2	Bylaws of Unified Grocers, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed on December 9, 2011).

4.1	Retail Grocer Application and Agreement for Continuing Service Affiliation with Unified Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.7 to Amendment No. 2 to Form S-1 Registration Statement of the Company, filed on December 31, 1981, File No. 2-70069).

4.2	Retail Grocer Application and Agreement for Service Affiliation with and the Purchase of Shares of Unified Grocers, Inc. and Pledge Agreement (incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 7 to Form S-2 Registration Statement of the Company, filed on December 13, 1989, File No. 33-19284).

4.3	Copy of Application and Agreement for Service Affiliation as a Member-Patron/Affiliate with Unified Grocers, Inc. and Pledge and Security Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2000).

4.4	Subordination Agreement (Member-Patron-1988) (incorporated by reference to Exhibit 4.4 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Company, filed on July 15, 1988, File No. 33-19284).

4.5	Subordination Agreement (New Member-Patron-1988) (incorporated by reference to Exhibit 4.6 to Post-Effective Amendment No. 4 to Form S-2 Registration Statement of the Company, filed on July 15, 1988, File No. 33-19284).

4.6	Copy of Member Patron/Affiliate Subordination Agreement (Subordination of Required Deposit) (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, filed on December 27, 2001).

4.7	Form of Pledge and Security Agreement (effective July, 2008) (incorporated by reference to Exhibit 4.41.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on June 28, 2008, filed on August 12, 2008).

4.8	Form of Member Subordination (effective July, 2008) (incorporated by reference to Exhibit 4.42.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on June 28, 2008, filed on August 12, 2008).

4.9	Form of Continuing Guaranty (effective July, 2008) (incorporated by reference to Exhibit 4.43.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended on June 28, 2008, filed on August 12, 2008).

4.90	Form of Class A Share Certificate (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000).

4.91	Form of Class B Share Certificate (incorporated by reference to Exhibit 4.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2000, filed on December 26, 2000).

4.92	Agreement respecting directors’ shares (incorporated by reference to Exhibit 4.9 to Amendment No. 2 to Form S-1 Registration Statement of the Company, filed on December 31, 1981, File No. 2-70069).

4.93	Form of Class E Share Certificate (incorporated by reference to Exhibit 4.37 to the Company’s Registration Statement on Form S-1, filed on January 31, 2006, File No. 333-131414).

Exhibit No.	Description
10.1**	Form of Indemnification Agreement between Unified Grocers, Inc. and each Director and Officer (incorporated by reference to Exhibit 10.20.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2007, filed on August 14, 2007).

10.1.1**	Form of Indemnification Agreement between the Company and each Director and Officer, dated as of December 28, 2015 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on December 30, 2015).

10.2**	Amended and Restated Severance Agreement for the Company President and Chief Executive Officer dated as of August 7, 2013, between Unified Grocers, Inc. and Robert M. Ling, Jr. (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, filed on August 7, 2013).

10.3**	Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position dated as of December 30, 2010, executed by John C. Bedrosian, Dirk T. Davis, Joseph L. Falvey, Gary C. Hammett, Gary S. Herman, Robert E. Lutz, Daniel J. Murphy, Christine Neal, Joseph A. Ney, Randall G. Scoville and Rodney L. Van Bebber (incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 2 to Form S-1 Registration Statement of the Company, filed on January 12, 2011, File No. 333-156519).

10.4**	Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of August 7, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, filed on August 7, 2013).

10.5**	Amended and Restated Unified Grocers, Inc. Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999, filed on November 14, 1999).

10.5.1**	Amendment No. 1 to Amended and Restated Unified Grocers, Inc. Deferred Compensation Plan, amended as of October 19, 2007 (incorporated by reference to Exhibit 10.2.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007, filed on December 13, 2007).

10.6**	Unified Grocers, Inc. Deferred Compensation Plan II, Master Plan, dated as of September 26, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008).

10.6.1**	Amendment No. 1 to Unified Grocers, Inc. Deferred Compensation Plan II, effective as of January 1, 2011, amended as of September 9, 2010 (incorporated by reference to Exhibit 10.30.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2010, filed on December 10, 2010).

10.7**	Unified Grocers, Inc. Executive Salary Protection Plan III, Master Plan Document, dated as of September 26, 2008, effective January 1, 2005 (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008).

10.7.1**	Amendment No. 1 to Unified Grocers, Inc. Executive Salary Protection Plan III, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

10.7.2**	Amendment No. 2 to Unified Grocers, Inc. Executive Salary Protection Plan III, amended as of August 7, 2013 (incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, filed on August 7, 2013).

10.8**	Comprehensive Amendment to Unified Grocers, Inc. Employees’ Excess Benefit Plan dated as of December 5, 1995 (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 1997, filed on November 28, 1997).

Exhibit No.	Description
10.9**	Unified Grocers, Inc. Executive Insurance Plan Split dollar Agreement and Schedule of Executive Officers party thereto (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995, filed on December 1, 1995).

10.9.1**	Amendment No. 1 to Unified Grocers, Inc. Executive Insurance Plan, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

10.9.2**	Unified Grocers, Inc. Executive Insurance Plan Amended and Restated Split Dollar Agreement, dated as of May 14, 2013, effective June 1, 2013 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on May 14, 2013).

10.10**	Unified Grocers, Inc. Executive Medical Reimbursement Plan, dated as of January 1, 2011 (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed on December 9, 2011).

10.11**	Unified Grocers, Inc. Officer Retiree Medical Plan Document and Summary Plan Description, effective October 1, 2011 (incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed on December 9, 2011).

10.11.1**	Amendment No. 1 to Unified Grocers, Inc. Officer Retiree Medical Plan, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

10.11.2**	Addendum to Unified Grocers, Inc. Officer Retiree Medical Plan, amended as of May 31, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed on February 5, 2014).

10.12**	Unified Grocers, Inc. Officer Retiree Health Reimbursement Arrangement, effective June 1, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2013, filed on February 5, 2014).

10.13**	Unified Grocers, Inc. Long-Term Incentive Plan, dated as of May 14, 2013, effective June 1, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2013).

10.13.1**	Long-Term Incentive Plan, as amended and restated effective October 4, 2015, dated as of December 28, 2015 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on December 30, 2015).

10.14**	Amended and Restated Unified Grocers, Inc. Cash Balance Plan, generally effective January 1, 2010, as amended (incorporated by reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.14.1**	Amendment No. 1 to Unified Grocers, Inc. Cash Balance Plan, amended as of November 29, 2011 (incorporated by reference to Exhibit 10.75.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2011, filed on December 9, 2011).

10.14.2**	Amendment No. 2 to Unified Grocers, Inc. Cash Balance Plan, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

10.14.3**	Amendment No. 3 to Unified Grocers, Inc. Cash Balance Plan, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

10.14.4**	Amendment No. 4 to Unified Grocers, Inc. Cash Balance Plan, amended as of May 30, 2014 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2014).

10.15**	Amended and Restated Unified Grocers, Inc. Employee Savings Plan, effective January 1, 2010, except as otherwise provided (incorporated by reference to Exhibit 10.76 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

Exhibit No.	Description
10.15.1**	Amendment No. 1 to Unified Grocers, Inc. Employees Savings Plan, amended as of March 17, 2011 (incorporated by reference to Exhibit 10.76.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.15.2**	Amendment No. 2 to Unified Grocers, Inc. Employees Savings Plan, amended as of May 7, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed on August 14, 2012).

10.16**	Amended and Restated Unified Grocers, Inc. Sheltered Savings Plan, effective January 1, 2010, except as otherwise provided (incorporated by reference to Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.16.1**	Amendment No. 1 to Unified Grocers, Inc. Sheltered Savings Plan, amended as of March 17, 2011 (incorporated by reference to Exhibit 10.77.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.17**	Unified Grocers, Inc. Supplemental Executive Retirement Plan, dated as of May 14, 2013, effective June 1, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on May 14, 2013).

10.18	Promissory Note dated December 6, 2000, due on demand in favor of Grocers Capital Company by Daniel J. Murphy and Debra A. Murphy (incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, filed on December 16, 2003).

10.19	Amended and Restated Note Purchase Agreement, effective January 6, 2006, by and among Unified Grocers, Inc. and the Noteholders listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 11, 2006).

10.19.1	Amendment to Note Purchase Agreement and Consent, dated as of December 19, 2006, by and among Unified Grocers, Inc., John Hancock Life Insurance Company as collateral agent for the Noteholders and the Noteholders under the Amended and Restated Note Purchase Agreement listed on the signature pages thereto (incorporated by reference to Exhibit 4.40 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2006, filed on February 13, 2007).

10.19.2	Second Amendment to Note Purchase Agreement, dated as of November 7, 2008, by and among Unified Grocers, Inc. and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.7.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 27, 2008, filed on December 12, 2008).

10.19.3	Third Amendment to Note Purchase Agreement, dated as of November 3, 2009, by and among Unified Grocers, Inc. and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 9, 2009).

10.19.4	Fourth Amendment to Note Purchase Agreement, dated as of June 29, 2012, by and among Unified Grocers, Inc. and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed on August 14, 2012).

10.19.5	Fifth Amendment to Note Purchase Agreement, dated as of December 26, 2012, by and among Unified Grocers, Inc. and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 31, 2012).

10.19.6	Sixth Amendment to Note Purchase Agreement, dated as of March 27, 2013, by and among Unified Grocers, Inc. and the Noteholders listed on the signature page thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on March 29, 2013).

10.19.7	Seventh Amendment to Amended and Restated Note Purchase Agreement, dated as of June 28, 2013, by and among Unified Grocers, Inc., the Noteholders listed on the signature page thereto and John Hancock Life Insurance Company (U.S.A.), as collateral agent (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on July 3, 2013).

Exhibit No.	Description
10.20	Amended and Restated Credit Agreement, dated as of June 28, 2013, by and among Unified Grocers, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 3, 2013).

10.20.1	Consent and Agreement, dated as of October 09, 2013, by and among Unified Grocers, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on October 15, 2013).

10.20.2	First Amendment and Consent, dated as of June 27, 2014, by and among Unified Grocers, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent, modifying the Company’s Amended and Restated Credit Agreement dated as of June 28, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2014).

10.20.3	Second Amendment, Consent and Lender Joinder, dated as of December 18, 2014, by and among Unified Grocers, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2014).

10.20.4	Consent, dated as of June 26, 2015, by and among Unified Grocers, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2015).

10.20.5	Consent, dated as of December 28, 2015, by and among Unified Grocers, Inc., the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2015).

10.21	Amended and Restated Subsidiary Guaranty, dated as of June 28, 2013, by and among Crown Grocers, Inc., Market Centre and Unified International, Inc. in favor of Wells Fargo Bank, National Association, as agent for and representative of the Lenders described therein and other Beneficiaries described therein (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on July 3, 2013).

10.21.1	Amended and Restated Security Agreement, dated as of June 28, 2013, by and among Unified Grocers, Inc., Crown Grocers, Inc., Market Centre, Unified International, Inc. and Wells Fargo Bank, National Association, as Secured Party described therein (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on July 3, 2013).

10.22	Loan and Security Agreement, dated as of September 24, 2010, by and among Grocers Capital Company, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on October 13, 2010).

10.22.1	Amendment Number One, dated as of September 19, 2013, to Loan and Security Agreement, dated as of September 24, 2010, by and among Grocers Capital Company, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (incorporated by reference to Exhibit 10.22.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 28, 2013, filed on December 13, 2013).

10.22.2	Amendment Number Two, dated as of March 12, 2014, to Loan and Security Agreement, dated as of September 24, 2010, by and among Grocers Capital Company, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on March 18, 2014).

10.22.3	Amendment Number Three, dated as of June 26, 2014, to Loan and Security Agreement, dated as of September 24, 2010, by and among Grocers Capital Company, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2014).

Exhibit No.	Description
10.22.4	Amended and Restated Loan and Security Agreement, dated as of September 26, 2014, by and among Grocers Capital Company, the lenders signatory thereto, and California Bank & Trust, as Arranger and Administrative Agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on October 2, 2014).

10.22.5	Consent dated December 17, 2014 to the Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K, filed on December 19, 2014).

10.22.6	Form of Deed of Trust with Assignment of Rents and Fixture Filing dated as of December 18, 2014, by Borrower, as trustor, to Chicago Title Company, as trustee, for the benefit of Administrative Agent, as beneficiary, relating to certain real property located in Santa Fe Springs, Los Angeles County, California (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on December 19, 2014).

10.22.7	Form of Deed of Trust with Assignment of Rents and Fixture Filing dated as of December 18, 2014, by Borrower, as trustor, to Chicago Title Company, as trustee, for the benefit of Administrative Agent, as beneficiary, relating to certain real property located in San Joaquin County, California (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on December 19, 2014).

10.22.8	Form of Deed of Trust with Assignment of Rents and Fixture Filing dated as of December 18, 2014, by Borrower, as trustor, to Chicago Title Company, as trustee, for the benefit of Administrative Agent, as beneficiary, relating to certain real property located in Clackamas County, Oregon (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on December 19, 2014).

10.22.9	First Amendment to Deed of Trust with Assignment of Rents and Fixture Filing dated as of December 18, 2014, by Borrower, as trustor, to Chicago Title Company, as trustee, for the benefit of Administrative Agent, as beneficiary, relating to certain real property located in Commerce and Los Angeles, Los Angeles County, California (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on December 19, 2014).

10.22.10	Consent letter dated June 26, 2015, by California Bank & Trust, as arranger and administrative agent, to Grocers Capital Company, relating to the Amended and Restated Loan and Security Agreement, dated as of September 26, 2014, by and among Grocers Capital Company, the lenders that are signatories thereto, and California Bank & Trust, as arranger and administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2015).

10.22.11	Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of June 26, 2015, by and among Grocers Capital Company, the lenders that are signatories thereto, and California Bank & Trust, as arranger and administrative agent, which amends the Amended and Restated Loan and Security Agreement, dated as of September 26, 2014, by and among Grocers Capital Company, the lenders that are signatories thereto, and California Bank & Trust, as arranger and administrative agent (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on July 2, 2015).

10.22.12	Consent letter dated December 28, 2015, by and among Grocers Capital Company, the lenders that are signatories thereto, and California Bank & Trust, as arranger and administrative agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on December 30, 2015).

10.23	Commercial Lease-Net dated December 6, 1994 between TriNet Essential Facilities XII and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 2, 1995, filed on December 1, 1995).

10.23.1	First Amendment to Lease, dated January 4, 2005, between iStart HQ, L.P. (successor-in-interest landlord) and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 15, 2012).

Exhibit No.	Description
10.24	First Amendment to Industrial Real Estate Lease Agreement by and between 3301 South Norfolk, LLC., as Landlord, and Unified Grocers, Inc., as assigned by Associated Grocers, Inc., as Tenant, under Industrial Real Estate Lease Agreement dated April 19, 2007 (incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2010, filed on May 14, 2010).

10.24.1	Second Amendment to Industrial Real Estate Lease Agreement by and between 3301 South Norfolk, LLC., as Landlord, and Unified Grocers, Inc., formerly Unified Western Grocers, Inc., as assigned by Associated Grocers, Inc., as Tenant, under Industrial Real Estate Lease Agreement dated April 19, 2007 (incorporated by reference to Exhibit 10.68.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2011, filed on February 15, 2011).

10.24.2	Third Amendment to Industrial Real Estate Lease, dated September 14, 2011, between 3301 South Norfolk, LLC. and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 15, 2012).

10.24.3	Fourth Amendment to Industrial Real Estate Lease, dated February 8, 2012, between 3301 South Norfolk, LLC. and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 15, 2012).

10.25	Commercial Lease-Net, dated March 1, 2005, between Atlantic and Sheila, L.P. and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 15, 2012).

10.25.1	Addendum to Commercial Lease-Net, dated March 1, 2005, between Atlantic and Sheila, L.P. and Unified Grocers, Inc. (incorporated by reference to Exhibit 10.4.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012, filed on May 15, 2012).

10.26	Form of Deed of Trust with Assignment of Rents and Fixture Filing, made as of June 28, 2013 by Unified Grocers, Inc., as trustor, in favor of Wells Fargo Bank, National Association, as Administrative Agent for itself and the other Lenders (defined therein), as beneficiary (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on July 3, 2013).

10.28**	Unified Grocers, Inc. Officer Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.28.1**	Unified Grocers, Inc. Officer Annual Incentive Plan, as amended and restated effective October 4, 2015, dated as of December 28, 2015 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 30, 2015).

10.29	Stock Purchase Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of April 16, 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 22, 2015).

10.29.1	Master Services Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of October 7, 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 14, 2015).

10.30*,**	Consulting Agreement between Unified Grocers, Inc. and Roger M. Laverty dated as of December 7, 2015.

10.31*	Transition Agreement between Unified Grocers, Inc. and Richard J. Martin dated as of April 26, 2016.

14	Code of Financial Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005, filed on December 21, 2005, File No. 000-10815).

16.1	Letter of Deloitte & Touche, LLP to the Securities and Exchange Commission dated May 7, 2014 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, filed on May 12, 2014).

Exhibit No.	Description
21*	Subsidiaries of the Company.

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herein.
**	Management contract or compensatory plan or arrangement.

(c) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 3, 2015, September 27, 2014 and September 28, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED GROCERS, INC.

By	/s/ MICHAEL F. HENN
Michael F. Henn
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

Dated: June 1, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each director whose signature appears below hereby constitutes and appoints each of Robert M. Ling, Jr., President and Chief Executive Officer and Michael F. Henn, Executive Vice President and Chief Financial Officer, his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert M. Ling, Jr. Robert M. Ling, Jr.	President and Chief Executive Officer (Principal Executive Officer)	June 1, 2016

/s/ Michael F. Henn Michael F. Henn	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 1, 2016

Bradley A. Alford	Director

/S/ LOUIS A. AMEN Louis A. Amen	Director	June 1, 2016

/s/ JOHN BERBERIAN John Berberian	Director	June 1, 2016

Signature	Title	Date

/s/ VACHE FERMANIAN Vache Fermanian	Director	June 1, 2016

/s/ OSCAR GONZALEZ Oscar Gonzalez	Director	June 1, 2016

/s/ RICHARD E. GOODSPEED Richard E. Goodspeed	Director	June 1, 2016

/s/ PAUL KAPIOSKI Paul Kapioski	Director	June 1, 2016

/s/ DARIOUSH KHALEDI Darioush Khaledi	Director	June 1, 2016

/s/ MARK KIDD Mark Kidd	Director	June 1, 2016

/s/ JOHN D. LANG John D. Lang	Director	June 1, 2016

/s/ ROGER M. LAVERTY, III Roger M. Laverty, III	Director	June 1, 2016

/s/ JAY T. MCCORMACK Jay T. McCormack	Director	June 1, 2016

/s/ G. ROBERT MCDOUGALL G. Robert McDougall	Director	June 1, 2016

/s/ JOHN NAJJAR John Najjar	Director	June 1, 2016

/s/ GREGORY A. SAAR Gregory A. Saar	Director	June 1, 2016

/s/ THOMAS S. SAYLES Thomas S. Sayles	Director	June 1, 2016

/s/ MIMI R. SONG Mimi R. Song	Director	June 1, 2016

/s/ MICHAEL S. TRASK Michael S. Trask	Director	June 1, 2016

/s/ KENNETH R. TUCKER Kenneth Ray Tucker	Director	June 1, 2016

/s/ RICHARD L. WRIGHT Richard L. Wright	Director	June 1, 2016

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended October 3, 2015, September 27, 2014 and September 28, 2013

(dollars in thousands)
	Balance at Beginning of Period	Additions (Reductions) Charged (Credited) to Costs and Expense	Write-Offs(a)	Balance at end of Period

Year ended September 28, 2013:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,770	$1,279	$(1,463)	$3,586

Year ended September 27, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,586	$123	$(364)	$3,345

Year ended October 3, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,345	$2,029	$(1,149)	$4,225

(a)	Accounts written off, net of recoveries.