Form 10-Q
period 2016-01-02
UNIFIED GROCERS, INC.
filed 2016-06-02
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED JANUARY 2, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [    ]    No  [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  [    ]    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [    ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 28, 2016, the number of shares outstanding was:

Class A: 122,500 shares; Class B: 410,537 shares; Class C: 15 shares; Class E: 120,550 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	January 2, 2016	October 3, 2015
Assets

Current assets:
Cash and cash equivalents	$2,818	$3,056
Accounts and current portion of notes receivable, net of allowances of $4,041 and $4,171 at January 2, 2016 and October 3, 2015, respectively	192,849	191,744
Inventories	251,344	279,576
Prepaid expenses and other current assets	8,876	10,814
Deferred income taxes	9,210	9,210
Assets of discontinued operations – current	—	125,904

Total current assets	465,097	620,304
Properties and equipment, net	163,188	163,808
Investments	13,069	13,069
Notes receivable, less current portion and net of allowances of $108 and $54 at January 2, 2016 and October 3, 2015, respectively	16,875	17,523
Goodwill	37,846	37,846
Other assets, net	112,659	111,775

Total Assets	$808,734	$964,325

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$227,591	$281,478
Accrued liabilities	45,733	46,287
Current portion of notes payable	19,023	16,960
Members’ deposits and estimated patronage dividends	9,614	10,175
Liabilities of discontinued operations – current	—	99,682

Total current liabilities	301,961	454,582
Notes payable, less current portion	259,420	261,585
Long-term liabilities, other	160,764	161,180
Members’ and Non-Members’ deposits	9,411	7,995
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 122,500 shares outstanding at January 2, 2016 and October 3, 2015, respectively	23,088	23,088
Class B Shares: 2,000,000 shares authorized, 410,537 shares outstanding at January 2, 2016 and October 3, 2015	75,198	75,198
Class E Shares: 2,000,000 shares authorized, 205,704 shares outstanding at January 2, 2016 and October 3, 2015	20,570	20,570
Retained earnings – allocated	23,919	25,748
Retained earnings – non-allocated	6,864	6,864

Total retained earnings	30,783	32,612
Receivable from sale of Class A Shares to Members	(225)	(255)
Accumulated other comprehensive loss	(72,236)	(72,230)

Total shareholders’ equity	77,178	78,983

Total Liabilities and Shareholders’ Equity	$808,734	$964,325

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	January 2, 2016	December 27, 2014
Net sales (gross billings including vendor direct arrangements were $999,246 and $994,545 for the thirteen weeks ended January 2, 2016 and December 27, 2014, respectively)	$972,865	$967,768
Cost of sales	899,484	898,040
Distribution, selling and administrative expenses	70,150	64,926

Operating income	3,231	4,802
Interest expense	(2,482)	(2,718)
Loss on early extinguishment of debt	—	(3,200)

Earnings (loss) before estimated patronage dividends and income taxes	749	(1,116)
Estimated patronage dividends	(2,412)	(1,492)

Loss before income taxes	(1,663)	(2,608)
Income tax (provision) benefit	(14)	1,075

Net loss from continuing operations	(1,677)	(1,533)

(Loss) earnings from discontinued operations, net of income tax benefit of $0 and income tax provision of $235 for fiscal periods ended January 2, 2016 and December 27, 2014, respectively	(152)	296

Net loss	$(1,829)	$(1,237)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	January 2, 2016	December 27, 2014
Net loss	$(1,829)	$(1,237)
Other comprehensive earnings (loss), net of income taxes:
Unrealized net holding (loss) gain on investments, net of income tax (benefit) expense of $(29) and $(14) for the thirteen weeks ended January 2, 2016 and December 27, 2014, respectively	(53)	(27)
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service credits during the period, and changes in unrecognized gains and losses, net of income tax expense (benefit) of $26 and $(602) for the thirteen weeks ended January 2, 2016 and December 27, 2014, respectively	47	(1,103)

Comprehensive loss	$(1,835)	$(2,367)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended
	January 2, 2016	December 27, 2014
Cash flows from operating activities:
Net loss	$(1,829)	$(1,237)
Less: Net earnings from discontinued operations	—	446
Less: Loss on sale of discontinued operations	(152)	(150)

Net loss from continuing operations	(1,677)	(1,533)
Adjustments to reconcile net loss to net cash (utilized) provided by operating activities:
Depreciation and amortization	7,976	7,242
Provision for doubtful accounts	110	317
Loss (gain) on sale of properties and equipment	66	(190)
Loss on early extinguishment of debt	—	3,200
(Increase) decrease in assets:
Accounts receivable	(1,079)	(5,397)
Inventories	28,232	16,708
Prepaid expenses and other current assets	1,938	(369)
Increase (decrease) in liabilities:
Accounts payable	(54,000)	(27,030)
Accrued liabilities	(554)	(2,860)
Long-term liabilities, other	(343)	(567)

Net cash utilized by continuing operating activities	(19,331)	(10,479)
Net cash utilized for sale of discontinued operations	(152)	(150)

Net cash utilized by continuing operating activities	(19,483)	(10,629)
Net cash utilized by discontinued operating activities	—	(408)

Net cash utilized by operating activities	(19,483)	(11,037)

Cash flows from investing activities:
Purchases of properties and equipment	(1,458)	(845)
Proceeds from sales of securities and other investments	—	206
Proceeds from sale of discontinued operations	26,222	—
Origination of notes receivable	(96)	(275)
Collection of notes receivable	568	939
Proceeds from sales of properties and equipment	—	190
Increase in other assets	(5,319)	(3,478)

Net cash provided (utilized) by continuing investing activities	19,917	(3,263)

Net cash utilized by discontinued investing activities	—	(212)

Net cash provided (utilized) by investing activities	19,917	(3,475)

Cash flows from financing activities:
Net borrowings (repayments) under secured credit agreements	1,200	(14,205)
Borrowings under notes payable	644	86,262
Repayments of notes payable	(3,391)	(50,004)
Payment of deferred financing fees	(10)	(1,647)
Payment of debt extinguishment costs	—	(3,023)
Decrease in Members’ deposits and estimated patronage dividends	(561)	(848)
Increase (decrease) in Members’ and Non-Members’ deposits	1,416	(961)
Decrease in receivable from sale of Class A Shares to Members, net	30	35

Net cash (utilized) provided by financing activities	(672)	15,609

Net (decrease) increase in cash and cash equivalents from continuing operations	(238)	1,717
Cash and cash equivalents at beginning of period	3,056	1,207

Cash and cash equivalents at end of period	$2,818	$2,924

Supplemental disclosure of cash flow information:
Interest paid during the period	$1,978	$2,341
Income taxes paid during the period	$—	$—

Supplemental disclosure of non-cash items:
Capital leases	$1,445	$—
Write-off of unamortized deferred financing fees due to debt extinguishment	$—	$177

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.     BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended October 3, 2015 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At January 2, 2016 and October 3, 2015, the Company had book overdrafts of $79.7 million and $88.1 million, respectively, classified in accounts payable and included in cash provided by operating activities.

2.     Discontinued Operations

On October 7, 2015 (the “Closing Date”), the Company completed the sale of all of the outstanding shares of the Company’s wholly-owned subsidiary, Unified Grocers Insurance Services (“UGIS”), to AmTrust Financial Services, Inc. (“AmTrust” or the “Buyer”) pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and AmTrust dated as of April 16, 2015. As of the Closing Date, UGIS owned all of the outstanding shares of the capital stock of Springfield Insurance Company (“SIC”) and Springfield Insurance Company Limited (Bermuda) (“SICL,” and collectively with UGIS and SIC, the “Acquired Companies”). For additional information, see Item 1.01. “Entry into a Material Definitive Agreement,” including Exhibit 99.1, “Stock Purchase Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of April 16, 2015” thereto, of the Company’s Current Report on Form 8-K, filed on April 22, 2015 and Item 2.01. “Completion of Acquisition of Disposition of Assets,” including Exhibit 99.2, “Master Services Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of October 7, 2015” thereto, of the Company’s Current Report on Form 8-K, filed on October 14, 2015. The Acquired Companies were previously reported by the Company as a segment identified as the Insurance Segment (“Insurance”).

The estimated purchase price received for the Acquired Companies was approximately $26.2 million in cash proceeds, representing an agreed-upon discount to the Tangible Book Value (“TBV”), which was calculated as defined in the Stock Purchase Agreement. In May 2016, the Buyer delivered to the Seller a final closing statement, including its calculation of the TBV as of the Closing Date. The final purchase price was adjusted to reflect an increase in the purchase price of $0.4 million between the estimated TBV as of the Closing Date and the actual TBV as of the Closing Date. The Company utilized the net proceeds of this transaction to repay certain indebtedness.

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

Based on agreed upon terms with AmTrust, the Company recorded a $1.3 million impairment on the Company’s investment in the Acquired Companies in its fiscal year ended October 3, 2015. Additionally, the Company wrote-off $0.7 million in expenses related to an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters (the “Audit Committee Investigation”) and incurred $1.2 million in selling costs related to the Acquired Companies. The Acquired Companies incurred an operating loss of $3.7 million for the fiscal year ended October 3, 2015. The Company incurred approximately $0.2 million in additional expenses attributable to the Audit Committee Investigation during the thirteen weeks ended January 2, 2016, and such expenses are included in loss from discontinued operations in our consolidated condensed statements of earnings (loss).

The Company’s historical financials have been revised to present the operating results of the Acquired Companies as discontinued operations.

Summarized results of the discontinued operations are as follows for the thirteen weeks ended January 2, 2016, and December 27, 2014:

(dollars in thousands)	January 2, 2016	December 27, 2014
Revenue	$—	$4,870
(Loss) earnings from discontinued operations	(152)	531
Provision for income taxes	—	235

(Loss) earnings from discontinued operations net of tax	$(152)	$296

The operating results of the Acquired Companies were historically reported as the results of operations included in the Insurance segment.

Assets and liabilities identifiable within the Acquired Companies are reported as “Assets of discontinued operations – current” and “Liabilities of discontinued operations – current,” respectively, in the Company’s consolidated condensed balance sheets. The major classes of assets and liabilities of the discontinued operations as of October 3, 2015 are as follows:

(dollars in thousands)	October 3, 2015
Cash	$8,428
Accounts receivable, net of allowance for bad debt	2,715
Prepaid expenses	676
Deferred tax assets	—
Property, plant & equipment, net	1,351
Investments	85,052
Other assets	27,682

Assets of discontinued operations – current	$125,904

Accounts payable	$592
Accrued liabilities	97,619
Debt	—
Other reserves	1,471

Liabilities of discontinued operations – current	$99,682

3.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The Company records marketable securities at fair value in accordance with ASC Topic 320, “Investments – Debt and Equity Securities.” The Company’s Wholesale Distribution segment holds insurance contracts and mutual funds valued at fair value in support of certain employee benefits. See Note 4 for further discussion on investments.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value (these values represent an approximation of possible value and may never actually be realized):

Cash and cash equivalents.    The carrying amount approximates fair value due to the short maturity of these instruments.

Accounts receivable and notes receivable.    The carrying amount of accounts receivable approximates its fair value due to its short-term maturity. Except as discussed below, the carrying amount of notes receivable approximates its fair value based principally on the underlying interest rates and terms, maturities, collateral and credit status of the receivables and after consideration of recorded allowances.

Concentration of credit risk.    The Company’s largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Cash & Carry Stores, LLC) constituted approximately 15% and 50%, respectively, of total net sales for the thirteen week period ended January 2, 2016. The customer with the largest accounts receivable balance, Cash & Carry Stores, LLC, constituted approximately 11% and 8% of total accounts receivable at January 2, 2016 and October 3, 2015, respectively. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 46% and 43% of total accounts receivable at January 2, 2016 and October 3, 2015, respectively. Management believes that receivables are well diversified and that the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of January 2, 2016:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$12,680	$—	$—	$12,680

Total	$12,680	$—	$—	$12,680

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 3, 2015:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$12,546	$—	$—	$12,546

Total	$12,546	$—	$—	$12,546

Mutual funds are valued by the Company based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of January 2, 2016 and October 3, 2015, respectively, $12.7 million and $12.5 million of mutual funds, held in rabbi trusts to provide for employee benefit obligations, are included in other assets in the Company’s consolidated condensed balance sheets. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation.

The Company did not have any significant transfers into or out of Levels 1 and 2 during the thirteen week period ended January 2, 2016.

Notes payable.    The fair values of borrowings under the Company’s credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $276.8 million and $278.8 million compared to their carrying value of $278.4 million and $278.5 million at January 2, 2016 and October 3, 2015, respectively. These fair values were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 2 inputs).

4.    INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
January 2, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$13,069

Total investments				$13,069

(dollars in thousands)
October 3, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$13,069

Total investments				$13,069

During the interim period ended January 2, 2016 and the fiscal year ended October 3, 2015, the Company did not hold any trading or held-to-maturity securities.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
Thirteen Weeks Ended
	January 2, 2016	December 27, 2014
Dividend income	$6	$—

	6	—
Less: investment expenses	—	—

	$6	$—

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of January 2, 2016, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.0 million at January 2, 2016 and October 3, 2015, respectively. Western Family is a privately held company located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 17.2% ownership interest at both January 2, 2016 and October 3, 2015. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative, and therefore, its participants are required to own its Class B common stock. The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both January 2, 2016 and October 3, 2015. The Company recognized dividend income from NCB of $6 thousand and zero in the interim period ended January 2, 2016 and the fiscal year ended October 3, 2015, respectively.

5.    SEGMENT INFORMATION

Unified is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. The Company’s customers range in size from single store operators to regional supermarket chains. The Company sells a wide variety of products typically found in supermarkets. The Company’s customers are comprised of its owners (“Members”) and non-owners (“Non-Members”). Our focus is on our Members, but we also do business with Non-Member customers. The Company sells products through Unified, including its specialty food division, and through its international sales subsidiary. The Company reports all product sales in its Wholesale Distribution segment. The Company also provides support services, including financing, to its customers through the Wholesale Distribution segment and through separate subsidiaries. Finance activities are grouped within Unified’s All Other business activities. The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision maker (the Chief Executive Officer) to manage the business and, accordingly, has identified the following reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment. As of, and for the thirteen weeks ended, January 2, 2016, the Wholesale Distribution segment collectively represented approximately 97% of the Company’s total assets and nearly 100% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products. Net sales within the Wholesale Distribution segment include $653.6 million and $618.7 million, or 67.2% and 64.0% of total Wholesale Distribution segment net sales, for the thirteen weeks ended January 2, 2016 and December 27, 2014, respectively, attributable to sales of non-perishable products, and $318.8 million and $348.8 million, or 32.8% and 36.0% of total Wholesale Distribution segment net sales, for the thirteen weeks ended January 2, 2016 and December 27, 2014, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services (other than financing), which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. “Gross billings,” an internal financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $999.0 million and $994.3 million for the thirteen weeks ended January 2, 2016 and December 27, 2014, respectively.

•

The Company’s former Insurance segment included the results of operations for the Acquired Companies (Unified Grocers Insurance Services and the Company’s two insurance subsidiaries, Springfield Insurance Company and Springfield Insurance Company, Limited). As of December 27, 2014, the Company’s discontinued insurance operations collectively accounted for approximately 13% of total assets.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the thirteen weeks ended, January 2, 2016, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended
	January 2, 2016	December 27, 2014
Net sales
Wholesale distribution: Gross billings	$998,952	$994,272
Less: Gross billings through vendor direct arrangements	(26,381)	(26,777)

Wholesale distribution: Net sales	972,571	967,495
All other	435	421
Inter-segment eliminations	(141)	(148)

Total net sales	$972,865	$967,768

Operating income (loss)
Wholesale distribution	$3,092	$4,681
All other	139	121

Total operating income	3,231	4,802

Interest expense	(2,482)	(2,718)
Loss on early extinguishment of debt	—	(3,200)
Estimated patronage dividends	(2,412)	(1,492)
Income tax (provision) benefit	(14)	1,075

Net loss from continuing operations	$(1,677)	$(1,533)
(Loss) earnings from discontinued operations, net of tax	(152)	296

Net loss	$(1,829)	$(1,237)

(dollars in thousands)
	Thirteen Weeks Ended
	January 2, 2016	December 27, 2014
Depreciation and amortization
Wholesale distribution	$7,956	$7,222
All other	20	20

Total depreciation and amortization	$7,976	$7,242

Capital expenditures
Wholesale distribution	$1,458	$845
All other	—	—

Total capital expenditures	$1,458	$845

Identifiable assets at January 2, 2016 and December 27, 2014
Wholesale distribution	$785,913	$767,194
Discontinued operations	—	120,896
All other	22,821	24,583

Total identifiable assets	$808,734	$912,673

6.    NOTES PAYABLE

On December 28, 2015, the Company entered into a consent and waiver (the “Consent”) among the Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”). The Consent relates to certain requirements of the Amended and Restated Credit Agreement dated as of June 28, 2013, as amended by the First Amendment and Consent dated as of June 27, 2014 and as further amended by the Second Amendment, Consent and Lender Joinder dated as of December 18, 2014 and the Consent dated as of June 26, 2015 (as so amended, the “Credit Agreement”), among the Company, the lenders party thereto, and the Administrative Agent. The Administrative Agent and the Lenders (as defined in the Credit Agreement) consented to (i) the extension to June 30, 2016 of the deadline for delivery of the annual financial statements required pursuant to the Credit Agreement and certain certificates and information required by the Credit Agreement to be delivered with financial statements required pursuant to the Credit Agreement and (ii) the extension to January 31, 2016 of the deadline for delivery of annual financial projections required pursuant to the Credit Agreement. The financial projections were delivered prior to the January 31, 2016 deadline. The Consent sets forth the Lenders’ waiver of specified Defaults and Events of Default (as those terms are defined in the Credit Agreement) to the extent arising out of any revision or other modification which may be necessitated by determinations made as a result of the Audit Committee Investigation to any writing previously delivered (or which may be delivered prior to June 30, 2016) by a Loan Party (as that term is defined in the Credit Agreement) in accordance with the applicable loan documents, or the effect or consequence of any such revision or other modification. See Item 1.01. “Entry into a Material Definitive Agreement – Amendment of Amended and Restated Credit Agreement” of our Current Report on Form 8-K, filed on December 29, 2015, for additional information.

The Company’s outstanding revolver borrowings under the Credit Agreement increased to $163.0 million at January 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.35% per annum) from $161.8 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum). The Company’s outstanding FILO borrowings under the Credit Agreement were $20.8 million at January 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 3.67% per annum) and $20.7 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum). The Company’s outstanding term loan borrowings under the Credit Agreement were $90.0 million at January 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.42% per annum) and $92.5 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum).

Subsidiary Financing Arrangement

On December 28, 2015, GCC (see Note 4) received consent from California Bank & Trust, as arranger and administrative agent for the Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 as amended by Amendment Number One dated as of June 26, 2015 (as so amended, the “GCC Loan Agreement”), to extend the due date of the covenant requirement to deliver consolidated audited financial statements of the Company to June 30, 2016.

GCC had no revolving loan borrowings outstanding at January 2, 2016 and October 3, 2015.

7.    PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement. Participants’ balances receive an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. Benefits under the Unified Cash Balance Plan are provided through a trust. Prior to the end of fiscal 2014, the Company amended the Unified Cash Balance Plan to close the plan to new entrants effective December 31, 2014. In addition, the plan was frozen at December 31, 2014 such that current participants will no longer accrue salary-based service credits based on years of service with the Company and pensionable compensation after that date. The annual interest credit as described above will continue for participants active in the plan as of December 31, 2014. Selected groups of vested terminated participants were each given one-time opportunities to elect a lump sum distribution of their benefits from the plan’s assets or immediate receipt of an annuity in December 2015 and December 2014. As a result, benefit payments of $8.7 million and $7.9 million, respectively, were distributed from the plan’s assets to those participants who elected such option prior to the end of the Company’s first quarters ended January 2, 2016 and December 27, 2014.

The Company also sponsors an Executive Salary Protection Plan III (“ESPPIII”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. This plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. This plan was replaced in fiscal 2013 with the Company’s Supplemental Executive Retirement Plan (see discussion below). The Company has informally funded its obligation to plan participants in a rabbi trust, comprised primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statements of earnings (loss). The cash surrender value of such life insurance policies aggregated to $21.1 million and $20.8 million at January 2, 2016 and October 3, 2015, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $10.6 million and $10.5 million at January 2, 2016 and October 3, 2015, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to the Company’s creditors’ claims in the event of its insolvency. The trust assets are excluded from ESPPIII plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.” The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $40.9 million and $40.7 million at January 2, 2016 and October 3, 2015, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and officers and provide unused sick leave benefits for certain eligible union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen weeks ended January 2, 2016 and October 3, 2015 consist of the following:

(dollars in thousands)
	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Service cost	$95	$1,536	$9	$14
Interest cost	2,566	3,030	271	303
Expected return on plan assets	(3,644)	(4,138)	—	—
Amortization of prior service (credit) cost	(2)	(7)	(312)	(2,081)
Recognized actuarial loss	516	357	(129)	26

Net periodic benefit cost (income)	$(469)	$778	$(161)	$(1,738)

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. During August 2014, legislation to extend pension funding relief was enacted as part of the Highway and Transportation Funding Act of 2014 (“HATFA”). As a result, the Company expects to make no estimated minimum contributions to the Unified Cash Balance Plan during fiscal 2016 for the 2015 plan year, and there will be no quarterly contributions required for the 2016 plan year. At its discretion, the Company may contribute in excess of the minimum (zero) requirement. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments.

Additionally, the Company anticipates making benefit payments of $4.0 million to participants in the ESPPIII for the 2016 plan year. The Company made benefit payments of $0.2 million to participants in the ESPPIII during the thirteen weeks ended January 2, 2016 for the 2016 plan year.

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

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized for the purpose of debiting or crediting additional amounts to each participant’s account. The Company informally funds its obligation to plan participants in a rabbi trust, comprised of mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. Mutual funds reported at their estimated fair value of $2.0 million and $2.0 million at January 2, 2016 and October 3, 2015, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $3.6 million and $3.2 million at January 2, 2016 and October 3, 2015, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

The SERP is accounted for pursuant to FASB ASC section 715-70, “Compensation – Retirement Benefits – Defined Contribution Plans” (“ASC 715-70”). SERP participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”). The Company is accruing the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service). The related benefit expense was $0.4 million and $0.3 million for the thirteen weeks ended January 2, 2016 and December 27, 2014, respectively.

8.    CONTINGENCIES

The Company is a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition, results of operations or cash flows.

9.    ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

The balance and components of the change in accumulated other comprehensive earnings (loss), net of taxes, are as follows:

(dollars in thousands)
	Unrealized Net Holding Gain (Loss) on Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans Items	Total
Beginning balance, October 3, 2015	$(533)	$(71,697)	$(72,230)

Other comprehensive earnings (loss) before reclassifications	(53)	—	(53)
Reclassification adjustment for gains (losses) included in net earnings (loss)	—	47	47

Net current period other comprehensive (loss) gain	(53)	47	(6)

Ending balance, January 2, 2016	$(586)	$(71,650)	$(72,236)

The reclassifications out of accumulated other comprehensive earnings (loss) for the thirteen weeks ended January 2, 2016 and December 27, 2014 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Thirteen Weeks Ended
	January 2, 2016	December 27, 2014
Unrealized net holding gain (loss) on investments:
Realized gains (losses) – Wholesale Distribution segment	$—	$(15)	Distribution, selling and administrative expenses

	—	(15)	Earnings (loss) before income taxes
	—	5	Income taxes

	$—	$(10)	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	$314	$2,088	(a)
Amortization of actuarial losses	(387)	(383)	(a)

	(73)	1,705	Earnings (loss) before income taxes
	26	(602)	Income taxes

	$(47)	$1,103	Net earnings (loss)

Total reclassifications for the period	$(47)	$1,093	Net earnings (loss)

(a)

These accumulated other comprehensive earnings (loss) components are included in the computation of net periodic benefit cost for pension and postretirement benefit plans. See Note 7, “Pension and Other Postretirement Benefits” for further information.

10.     RELATED PARTY TRANSACTIONS

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

As of the date of this report, there have been no material changes to the related party transactions disclosed in Note 20 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2015.

11.     RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principal objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. Early adoption of ASU No. 2016-02 is permitted. The Company will adopt ASU No. 2016-02 commencing in the first quarter of fiscal 2020. The Company is currently assessing the impact this standard may have on its financial statements and the related expansion of its footnote disclosures.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU No. 2016-01”). The principal objective of ASU No. 2016-01 is to improve the reporting of financial instruments in order to provide users of financial statements with more decision-useful information. ASU No. 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The amendment also affects the presentation and disclosure requirements for financial instruments. ASU No. 2016-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2016-01 commencing in the first quarter of fiscal 2019. The Company is currently assessing the impact this standard may have on its financial statements and the related expansion of its footnote disclosures.

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

In July 2015, the FASB issued ASU No. 2015-12, “Plan Accounting – Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965) – (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date

Practical Expedient” (“ASU No. 2015-12”). ASU No. 2015-12 covers three distinct items. Item I removes the requirement to disclose fully benefit-responsive investment contracts at their fair value with a reconciliation to their contract value. A fully benefit-responsive investment contract’s relevant measure is the contract amount as that is the amount a participant would receive upon disbursement. Item II eliminates the current requirement to disclose (1) individual investments that represent 5% or more of net assets available for benefits and (2) the net appreciation or depreciation for investments by general type for investments that are participant-directed or non-participant directed investments. Companies are still required to disclose the net appreciation or depreciation of investments in the aggregate for the period, but are no longer required to present the information disaggregated by general type. Item III amends each of the above topics to allow a practical expedient for measurement of plan assets on a month-end date that is nearest to the Company’s fiscal year-end. ASU No. 2015-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Retrospective application is required for items I and II; however, only prospective application is allowed for item III. Early adoption of ASU No. 2015-12 is permitted. The Company adopted ASU No. 2015-12 beginning with the Company’s fiscal year-end 2015. ASU No. 2015-12 did not have an impact on the Company’s financial statements and had a minimal impact on the related footnote disclosures.

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330) – Simplifying the Measurement of Inventory” (“ASU No. 2015-11”). ASU No. 2015-11 requires entities to measure most inventory at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” ASU No. 2015-11 will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method (RIM). No other changes were made to the current guidance on inventory measurement. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. The Company will adopt ASU No. 2015-11 commencing in the first quarter of fiscal 2018. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In May 2015, the FASB issued ASU No. 2015-07, “Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” (“ASU No. 2015-07”). ASU No. 2015-07 removes the requirement to categorize within the fair value hierarchy investments for which fair value is measured using the net asset value per share practical expedient and instead requires disclosure of sufficient information about these investments to permit reconciliation of the fair value of investments categorized within the fair value hierarchy to the investments presented in the consolidated balance sheet. ASU No. 2015-07 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Retrospective application is required. Early application of ASU No. 2015-07 is permitted. The Company anticipates that it will elect early adoption of ASU No. 2015-07 coincident with the Company’s fiscal year end 2016. Other than the reduction of certain disclosures for its defined benefit plan investments that use the net asset value per share practical expedient, the Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715) – Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU No. 2015-04”). ASU No. 2015-04 provides an entity whose fiscal year does not coincide with a calendar month-end to utilize a practical expedient for the measurement of the entity’s defined benefit plan assets. The practical expedient allows an entity to measure its plan assets as of the nearest calendar month-end that is closest to the entity’s fiscal year-end. The month-end selected must be consistently used amongst all plans if an entity has more than one plan and must be applied consistently from year to year. ASU No. 2015-04 also provides guidance for significant events that occur between the entity’s fiscal year-end and the month-end selected for measurement. If the event is an entity-initiated event that results in a plan remeasurement, then the plan assets must also be revalued (there is a practical expedient allowed similar to the overall practical expedient). If the event is out of the entity’s control (for example, changes in market prices or interest rates), the entity is not required to remeasure the assets. An entity must disclose the practical expedient election and the date used to measure the assets and obligations. ASU No. 2015-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company will adopt ASU No. 2015-04 commencing in the first quarter of fiscal 2017. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU No. 2015-03. Entities should apply the amendments in ASU No. 2015-03 on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”). ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards that (1) removes inconsistencies and weaknesses in revenue requirements; (2) provides a more robust framework for addressing revenue issues; (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provides more useful information to users of financial statements through improved disclosure requirements; and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The original effective date for ASU 2014-09 would have required the Company to adopt commencing in the first quarter of fiscal 2018. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 for an additional year and provided the option to elect early adoption of ASU No. 2014-09 on the original effective date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”). ASU No. 2016-08 does not change the core principle of the guidance under ASU No. 2014-09; however, it does clarify the implementation guidance on principal versus agent considerations and includes indicators to assist in evaluating whether an entity controls the good or the service before it is transferred to the customer. In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing” (“ASU No. 2016-10”). ASU No. 2016-10 does not change the core principle of the guidance under ASU No. 2014-09; however, it does clarify the implementation guidance on identifying performance obligations and licensing while retaining the related principles for those areas. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Accordingly, the Company will adopt ASU No. 2014-09 commencing in the first quarter of fiscal 2019. The Company is currently assessing the impact this standard may have on its consolidated financial statements and the related expansion of its footnote disclosures.

12.     SUBSEQUENT EVENTS

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

COMPANY OVERVIEW

General

Unified Grocers, Inc. (referred to in this Form 10-Q, together with its consolidated subsidiaries, as “Unified,” “the Company,” “we,” “us” or “our”), a California corporation organized in 1922 and incorporated in 1925, is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty, restaurant supply (through Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc.) and convenience store operators located primarily in the western United States and the Pacific Rim. We operate our business in one reportable business segment, Wholesale Distribution. All remaining business activities are grouped into All Other (see Note 5 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion).

We sell a wide variety of products typically found in supermarkets, including dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise, health and beauty care, service deli, service bakery, meat, eggs, produce, bakery and dairy products. We also provide financing services to our customers, as well as various support services, including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services. Our Wholesale Distribution segment represents nearly 100% of our total net sales. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions: Southern California, Northern California and the Pacific Northwest.

Our customers are comprised of our owners (“Members”) and non-owners (“Non-Members”). Our focus is on our Members, but we also do business with Non-Member customers. Our Members operate grocery stores and supermarkets that range in size from single store operators to regional supermarket chains. Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. Customers who purchase less than $1 million annually from us would not generally be considered for membership, while customers who purchase over $3 million annually from us are typically required to become Members. See Part I, Item 1. “Business – Member Requirements,” Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information. The membership requirements, including purchase and capitalization requirements, may be modified at any time at the discretion of our Board of Directors (the “Board”).

Earnings from patronage activities conducted by us, excluding our subsidiaries, with our Members (“Patronage Business”) are eligible for distribution in the form of patronage dividends. The Board approves the payment of patronage dividends and the form of such payment for our three patronage earnings divisions: the Cooperative Division, the Southern California Dairy Division and the Pacific Northwest Dairy Division. In July 2016, we will cease operating our Southern California Dairy Division manufacturing facility but will continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Alta-Dena Certified Dairy, LLC, a wholly-owned subsidiary of Dean Foods Company (“Dean Foods Company”). Coincident with this change, we will no longer pay patronage dividends on sales of products from both the Southern California Dairy Division and Pacific Northwest Dairy Division. See Part I, Item 1. “Business – Company Structure and Organization – Wholesale Business – Wholesale Distribution” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional discussion. An entity that does not meet Member purchase requirements may conduct business with us as a Non-Member customer. We may also grant an entity that meets our Member purchase requirements the ability to conduct business with us as a Non-Member customer. We retain the earnings from our subsidiaries and from business conducted with Non-Members (collectively, “Non-Patronage Business”).

Facilities and Transportation

We operate various warehouse and office facilities that are located in Commerce, Los Angeles, Santa Fe Springs and Stockton, California, as well as Milwaukie, Oregon and Seattle, Washington. We also operate a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, which primarily serve the Southern California region. In July 2016, we will cease operating our milk, water and juice processing plant, but will continue offering our products to our Members and customers through a vendor direct arrangement with Dean Foods Company.

We consider our corporate offices, warehouses and manufacturing properties to be generally in good condition, well maintained, suitable and adequate to carry on our business as presently conducted.

Our customers may choose either of two delivery options for the distribution of our products. They may have us deliver orders to their stores or warehouses, or they may pick-up their orders from our distribution centers. For delivered orders, we primarily utilize our fleet of tractors and trailers.

INDUSTRY OVERVIEW AND THE COMPANY’S OPERATING ENVIRONMENT

Competition

We compete in the wholesale grocery industry with many regional and local grocery, general food, meat, produce, specialty, bakery and dairy wholesalers and distributors, such as KeHE Distributors, LLC, as well as with national food wholesalers, namely C&S Wholesale Grocers, Inc., Supervalu, Inc. and United Natural Foods, Inc. (UNFI). Many of our customers, including Members, buy from such competing wholesalers and distributors in addition to us, such that we are competing for business at the wholesale grocery level on a daily basis. This competition is intense with respect to among other things, price, selection, availability and service.

Our customers include grocery retailers with a broad range of store sizes and types targeting a diverse range of consumers. Depending on the nature of their stores and consumer focus, our customers may compete directly with vertically integrated regional and national chains, such as Albertsons Companies Inc. (including Safeway, Vons and Pavilions), Kroger Co. (including Ralphs, Food 4 Less and QFC), Trader Joe’s Company and WinCo Foods, which operate traditional and specialty format full-service grocery stores. They may also compete with warehouse club stores and supercenters such as Costco Wholesale Corp., Sam’s Club and Wal-Mart Stores, Inc., hard discount stores such as ALDI, drug channel stores and alternative format stores such as Target Corp., and the various “dollar” stores, stores focused on upscale and natural and organic products such as Sprouts Farmers Markets, LLC and Whole Foods Market Inc., and various convenience stores. Certain of our customers also serve niche markets such as the Hispanic and Asian communities. The marketplace in which our customers compete continues to evolve and present challenges. These challenges include such recent trends as the continued proliferation of discount stores, supercenters and warehouse club stores and the efforts of many of the non-traditional format stores to expand their offerings of product to cover a greater range of the products offered by the traditional format full-service grocery store.

The success of our customers in attracting consumers to shop at their stores, as opposed to any of their various competitors, has a direct and significant impact on our sales and earnings. For more information about the competitive environment we and our customers face, please refer to “Risk Factors.”

In helping our customers remain competitive, whether they operate a traditional full-service grocery store or a non-traditional format store targeting particular consumers, we emphasize providing a diverse line of high quality products, competitive pricing and timely and reliable deliveries. We also provide a wide range of other services, including merchandising, retail pricing support, advertising, promotional planning, retail technology, equipment purchasing, real estate services and financing, to further support our customers’ businesses.

Economic Factors

We and others in the grocery industry are impacted by changes in the overall economic environment, including such factors as consumer confidence and the employment rate, shifts in consumer tastes and buying patterns, and changes in government programs that may reduce assistance to certain consumers in support of their grocery purchases. Overall, recent economic growth has produced a gradual improvement in consumer confidence and unemployment, conditions which have caused consumers to be highly price sensitive and seek lower-cost alternatives in their grocery purchases. These conditions have improved slowly in some of our operating markets; however, in other of our operating markets, these conditions have substantially improved and consumers, while continuing to seek value in their purchases, have increasingly opted for higher priced, higher quality products. The significant industry growth in sales of natural and organic products is an example of this trend. One trend that appears to be continuing in all market areas is the willingness of consumers to shop at multiple stores of various formats, for both greater selection and value, rather than obtaining all of their grocery needs from one full-service store. This trend has continued to benefit the various specialty, discount and other alternative format stores.

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

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan III, Supplemental Executive Retirement Plan and deferred compensation plan (see Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirteen weeks ended January 2, 2016, net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in the value of life insurance and mutual fund assets, respectively. The decline in such assets is deemed by management to be temporary in nature.

RECENT DEVELOPMENTS

Audit Committee Investigation. In September 2014, the Audit Committee of the Company’s Board of Directors announced that it was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries and related matters (the “Audit Committee Investigation”). We incurred approximately $5.5 million in expenses through the fiscal year ended October 3, 2015 and $0.7 million for the thirteen weeks ended January 2, 2016 in connection with the Audit Committee Investigation. Approximately $0.7 million and $0.2 million, respectively, of these expenses were included in our loss on sale of our discontinued operations for the fiscal year ended October 3, 2015 and the thirteen weeks ended January 2, 2016 as further discussed below. For additional information on the Audit Committee Investigation, see Part I, Item 1, “Business – Explanatory Note,” Part I, Item 1, “Business – Audit Committee Investigation,” Note 2, “Audit Committee Investigation,” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended October 3, 2015.

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

Sale of Insurance Segment. In July 2014, our management and Board made a strategic determination to focus the Company’s efforts on our core grocery business operations in order to better serve Unified’s Members and customers. In conjunction with this decision, our management and Board determined that our insurance operations represented a significant non-core portion of our business, and accordingly began discussions with a previously unsolicited potential buyer to sell our Insurance segment. On October 7, 2015 (the “Closing Date”), we completed the sale, at a discount to Tangible Book Value (“TBV”) (as defined in the Stock Purchase Agreement discussed below), of all of the outstanding shares of our wholly-owned subsidiary, Unified Grocers Insurance Services (“UGIS”), to AmTrust Financial Services, Inc. (“AmTrust”) pursuant to the terms of a Stock Purchase Agreement

(the “Stock Purchase Agreement”) by and between the Company and AmTrust dated as of April 16, 2015. As of the Closing Date, UGIS owned all of the outstanding shares of the capital stock of Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda). We refer to UGIS, Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda) collectively as the “Acquired Companies.”

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

We incurred a net loss of $6.9 million in conjunction with the sale of the Acquired Companies at the Closing Date, including a net operating loss from discontinued operations of $3.7 million and a $1.3 million impairment on our investment in the Acquired Companies, in addition to $1.9 million of charges related to the sale, primarily comprised of costs incurred by us directly attributable to the Audit Committee Investigation and to the preparation and consummation of the sale of the Acquired Companies to AmTrust. Our historical financial statements have been revised to present the operating results of the Acquired Companies as discontinued operations. See Note 2, “Discontinued Operations” in Part I, Item 1, “Financial Statements – Unaudited” for additional information.

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

Addition of New Supplier for Private Label Products. As discussed in Part I, Item 1, “Business – Products – Corporate Brands” of our Annual Report on Form 10-K for the year ended October 3, 2015, we currently sell products under premium and value-oriented corporate brands. In February 2016, we joined Topco as a member. Topco is a privately held company that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies. Commencing in the fourth quarter of fiscal 2016, we will begin transitioning to Topco as our primary supplier for our Springfield premium brand and our value-oriented Special Value products. In addition, Topco will serve as our sole-source supplier for general merchandise and health and beauty care products under its TopCare label.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes to the consolidated condensed financial statements, specifically Note 5 of “Notes to Consolidated Condensed Financial Statements – Unaudited,” “Segment Information,” included in Part I, Item 1, “Financial Statements (Unaudited)” of this report. Certain statements in the following discussion are not historical in nature and should be considered to be forward-looking statements that are inherently uncertain.

Sales and Earnings Highlights – Fiscal 2016.    During the thirteen weeks ended January 2, 2016, net sales increased in our Wholesale Distribution segment compared to the same period in fiscal 2015 primarily through the growth in sales to existing customers, the addition of sales to Haggen’s Pacific Southwest stores, and the addition of new customers, which were partially offset by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.

The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior year period.

	Thirteen Weeks Ended
Fiscal Period Ended	January 2, 2016	December 27, 2014	% Change
Net sales	100.0%	100.0%	0.5%
Cost of sales	92.5	92.8	0.2
Distribution, selling and administrative expenses	7.1	6.7	7.7

Operating income	0.4	0.5	(26.9)
Interest expense	(0.3)	(0.3)	(8.7)
Loss on early extinguishment of debt	—	(0.3)	(100.0)
Estimated patronage dividends	(0.2)	(0.1)	61.7
Income tax (provision) benefit	—	0.1	(101.3)
Net loss on discontinued operations	(0.1)	—	*

Net loss	(0.2)%	(0.1)%	47.9%

*	% change not meaningful

We present sales and cost of sales related to certain transactions involving vendor direct arrangements on a net basis to conform to ASC 605-45-45. Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. These transactions are reported within our Wholesale Distribution segment. “Gross billings,” an internal financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, were $999.2 million for the thirteen weeks ending January 2, 2016 as compared to $994.5 million in the thirteen weeks ending December 27, 2014, an increase of $4.7 million, or 0.5%. By comparison, net sales (which do not include gross billings through vendor direct arrangements) increased 0.5% for the same periods.

THIRTEEN WEEK PERIOD ENDED JANUARY 2, 2016 (“2016 13-WEEK PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED DECEMBER 27, 2014 (“2015 13-WEEK PERIOD”)

Overview of the 2016 13-Week Period.    We experienced an overall net sales increase of $5.1 million, or 0.5%, to $972.9 million for the 2016 13-Week Period as compared to $967.8 million for the 2015 13-Week Period. Our net sales for the Wholesale Distribution segment increased $5.1 million, or 0.5%, for the comparable 2016 and 2015 13-Week Periods. We increased sales primarily through the growth in sales to existing customers, the addition of sales to Haggen’s Pacific Southwest stores, and the addition of new customers, which were partially offset by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers. Effective November 21, 2015, we are no longer supplying product to Haggen’s Pacific Southwest stores. Accordingly, we do not expect the sales to Haggen to continue at the levels generated in the 2016 13-Week Period. Net sales in our All Other business activities were relatively consistent for the comparable 2016 and 2015 13-Week Periods.

Our consolidated operating income decreased $1.6 million to earnings of $3.2 million in the 2016 13-Week Period compared to earnings of $4.8 million in the 2015 13-Week Period.

The overall decrease in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income decreased $1.6 million to earnings of $3.1 million in the 2016 13-Week Period compared to earnings of $4.7 million in the 2015 13-Week Period. This decrease in earnings was primarily due to increased logistics costs, partially offset by improved margins in both our perishable and non-perishable product lines.

•

All Other:    Operating income in our All Other business activities reflected earnings of $0.1 million in both the 2016 and 2015 13-Week Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2016 and 2015 13-Week Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended January 2, 2016		Thirteen Weeks Ended December 27, 2014
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$998,952	—	$994,272	—	$4,680
Less: Gross billings through vendor direct arrangements	(26,381)	—	(26,777)	—	396

Net sales	972,571	100.0%	967,495	100.0%	5,076
Cost of sales	899,484	92.5	898,041	92.8	1,443
Distribution, selling and administrative expenses	69,995	7.2	64,773	6.7	5,222

Operating income	$3,092	0.3%	$4,681	0.5%	$(1,589)

All Other

(dollars in thousands)

	Thirteen Weeks Ended January 2, 2016		Thirteen Weeks Ended December 27, 2014
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$435	—	$421	—	$14
Inter-segment eliminations	(141)	—	(148)	—	7

Net sales	294	100.0%	273	100.0%	21
Selling and administrative expenses	155	52.7	152	55.7	3

Operating income	$139	47.3%	$121	44.3%	$18

Net sales.    Consolidated net sales increased $5.1 million, or 0.5%, to $972.9 million in the 2016 13-Week Period compared to $967.8 million for the 2015 13-Week Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings increased $4.7 million to $999.0 million in the 2016 13-Week Period compared to $994.3 million for the 2015 13-Week Period. Significant components of this increase are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Increase in gross billings to continuing customers	$12.1
Haggen new business	13.1
New customers	7.0
Decrease in meat pricing due to decline in commodity cost	(27.5)

Change in gross billings	$4.7

Our customer base continues to be impacted by consumers who are highly price sensitive, seek lower-cost alternatives in their grocery purchases and have shown a willingness to shop at multiple stores for grocery products, including discounters and other non-traditional format stores. Although we increased sales primarily through the growth in sales to existing customers, the addition of sales to Haggen’s Pacific Southwest stores, and the addition of new customers, this trend continues to have an adverse impact on gross billings as well as pressuring profit margins. Additionally, we do not expect the sales to Haggen to continue at the levels generated in the 2016 13-Week Period. Our sales improvements in the 2016 13-Week Period were partially offset by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.

•	All Other: Net sales were $0.3 million in both the 2016 and 2015 13-Week Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales were $899.5 million for the 2016 13-Week Period and $898.1 million for the 2015 13-Week Period and comprised 92.5% and 92.8% of consolidated net sales for the 2016 and 2015 13-Week Periods, respectively. Factors impacting cost of sales were as follows:

•

Wholesale Distribution Segment:    Cost of sales increased $1.4 million to $899.5 million in the 2016 13-Week Period compared to $898.1 million in the 2015 13-Week Period. As a percentage of Wholesale Distribution net sales, cost of sales were 92.5% and 92.8% for the 2016 and 2015 13-Week Periods, respectively.

•

We experienced increased margins in the perishable and non-perishable product lines resulting from improvements in the dairy operation and reduced product costs, resulting in a 0.2% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 13-Week Period compared to the 2015 13-Week Period.

•	Vendor related activity resulted in a 0.1% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 13-Week Period compared to the 2015 13-Week Period.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $70.2 million in the 2016 13-Week Period compared to $64.9 million in the 2015 13-Week Period, reflecting an increase of $5.3 million, and comprised 7.2% and 6.7% of net sales for the 2016 and 2015 13-Week Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $5.2 million to $70.0 million in the 2016 13-Week Period compared to $64.8 million in the 2015 13-Week Period, and comprised 7.2% and 6.7% of Wholesale Distribution net sales for the 2016 and 2015 13-Week Periods, respectively.

•

Employee Pension and Postretirement Benefits:    During the 2016 13-Week Period, we experienced an increase of $1.3 million, or 0.1% as a percent of Wholesale Distribution net sales, in non-union employee postretirement benefit expenses, primarily due to a reduction in the amortization of prior service credits that arose from changes in our retiree medical program, as certain of these prior service credits were fully utilized in our fiscal year ended October 3, 2015.

•

General Expenses:    During the 2016 13-Week Period, general expenses increased $3.9 million, or 0.4% as a percent of Wholesale Distribution net sales. The increase in general expenses was primarily due to increased logistics costs related to the support of Haggen’s Pacific Southwest stores, in addition to expanding our business into our new Stockton facility as we began selling general merchandise, health, beauty and wellness products to Raley’s and other customers commencing in the second quarter of fiscal 2015.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million and $0.1 million for the 2016 and 2015 13-Week Periods, respectively.

Interest.    Interest expense decreased $0.2 million to $2.5 million in the 2016 13-Week Period compared to $2.7 million for the 2015 13-Week Period and comprised 0.3% of consolidated net sales for the 2016 and 2015 13-Week Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) was $2.4 million in the 2016 13-Week Period compared to $2.6 million in the 2015 13-Week Period.

•

Weighted Average Borrowings:    Interest expense increased $0.1 million in the 2016 13-Week Period from the 2015 13-Week Period as a result of higher outstanding debt. Weighted average borrowings increased by $12.6 million primarily due to increases in net working capital offset by proceeds received from the sale of our discontinued Insurance operations.

•

Interest Rates:    Interest expense decreased $0.3 million in the 2016 13-Week Period from the 2015 13-Week Period. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, the term loan and the senior secured notes (2015 13-Week Period only), was 3.1% and 3.6% for the 2016 and 2015 13-Week Periods, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the debt refinancing in December 2014, which replaced the remaining senior secured notes with variable rate term debt.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.1 million for both the 2016 and 2015 13-Week Periods.

Loss on early extinguishment of debt.    As discussed in “Outstanding Debt and Other Financing Arrangements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, during the 2015 13-Week Period, we incurred a Make-Whole Amount of $3.0 million in conjunction with the prepayment of $48.5 million of our remaining senior secured notes pursuant to our Amended and Restated Note Purchase Agreement dated as of January 3, 2006, as amended, with the then-current noteholders and John Hancock Life Insurance Company (U.S.A.), acting in its capacity as collateral agent for the then-current noteholders. As a result of the prepayment of the remaining senior secured notes, we recorded a loss on early debt extinguishment of $3.2 million during the first quarter of fiscal year 2015. This amount is comprised of the $3.0 million Make-Whole Amount plus the write-off of unamortized fees associated with the prepayment of the senior secured notes of $0.2 million.

Estimated patronage dividends.    Estimated patronage dividends for the 2016 13-Week Period were $2.4 million, compared to estimated patronage dividends of $1.5 million in the 2015 13-Week Period. Estimated patronage dividends for the 2016 and 2015 13-Week Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2016 and 2015 13-Week Periods, respectively, we had patronage earnings of $2.2 million and $1.3 million in the Southern California Dairy Division, $0.2 million and $0.2 million in the Pacific Northwest Dairy Division and no patronage earnings in the Cooperative Division. Although facing challenges in a competitive market, the Southern California Dairy Division implemented operational improvements in the second half of fiscal 2015, resulting in higher patronage earnings due to improved margins in addition to lower operating expenses during the 2016 13-Week Period compared to the 2015 13-Week Period. The Cooperative Division experienced a loss in the 2016 13-Week Period due primarily to increased logistics costs, partially offset by improved margins in both our perishable and non-perishable product lines. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash. Commencing in July 2016, as discussed in “Recent Developments,” we will no longer pay patronage dividends on sales of dairy products from the Southern California Dairy Division and the Pacific Northwest Dairy Division.

Income taxes.    Our effective income tax rate was (0.8)% for the 2016 13-Week Period compared to 40.5% for the 2015 13-Week Period. The negative effective rate for the 2016 13-Week Period is due to a valuation allowance provided to offset the income tax benefit associated with the 2016 13-Week Period pre-tax loss. The effective rate for the 2015 13-Week Period is higher than our statutory rate due to a pre-tax loss and favorable adjustments related to positive returns on our corporate-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

We finance our capital needs through a combination of internal and external sources. These sources include cash flows from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing.

The acquisition, holding and redemption of our capital shares and making of deposits by our Members, and our policies with respect to such matters, can significantly affect our liquidity and capital resources. Our Bylaws, which may be changed by the Board at its discretion, currently require each Member to own 350 Class A Shares. In addition, we currently require each Member to own such amount of Class B Shares as may be established by the Board. This requirement to own Class B Shares is referred to as the “Class B Share Requirement.” Members who do not satisfy the Class B Share Requirement solely from their holdings of Class B Shares are generally required to make a subordinated deposit (a “Required Deposit”) with us. Member and Non-Member customers may be required to provide us a Credit Deposit in order to purchase products on credit terms established by us. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by a Member or Non-Member customer in accordance with levels established by our credit office from time to time in excess of the amount of the Required Deposit set by the Board. We do not pay interest on Required Deposits or Credit Deposits; however, interest is paid at the prime rate for deposits in excess of a Member’s Required Deposit or Credit Deposit (an “Excess Deposit”). See Part I, Item 1. “Business – Capital Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information.

At January 2, 2016, we had $0.8 million of tendered Class A Shares, $28.9 million of tendered Class B Shares and $5.2 million of eligible Class E Shares pending redemption or repurchase, whose redemption or repurchase is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see Part I, Item 1. “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares” of our Annual Report on Form 10-K for the year ended October 3, 2015 for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated condensed balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets. At January 2, 2016 and October 3, 2015, we had $9.4 million and $8.0 million, respectively, in “Members’ and Non-Members’ deposits” and $9.6 million and $10.2 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $8.3 million and $8.3 million, respectively, represented Excess Deposits).

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem or repurchase Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next two fiscal years.

On October 7, 2015 (the “Closing Date”), we completed the sale, at a discount to Tangible Book Value (“TBV”) (as defined in the Stock Purchase Agreement), of all of the outstanding shares of our wholly-owned subsidiary, Unified Grocers Insurance Services (“UGIS”), to AmTrust Financial Services, Inc. (“AmTrust”) pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and AmTrust dated as of April 16, 2015. As of the Closing Date, UGIS owned all of the outstanding shares of the capital stock of Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda). We refer to UGIS, Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda) collectively as the “Acquired Companies.”

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

We incurred a net loss of $6.9 million in conjunction with the sale of the Acquired Companies at the Closing Date, including a net operating loss from discontinued operations of $3.7 million and a $1.3 million impairment on our investment in the Acquired Companies, in addition to $1.9 million of charges related to the sale, primarily comprised of costs incurred by us directly attributable to the Audit Committee Investigation and to the preparation and consummation of the sale of the Acquired Companies to AmTrust. Our historical financial statements have been revised to present the operating results of the Acquired Companies as discontinued operations. See Note 2, “Discontinued Operations” in Part I, Item 1, “Financial Statements – Unaudited” for additional information.

See Item 2.01. “Completion of Acquisition or Disposition of Assets” and Item 2.05. “Costs Associated With Exit or Disposal Activities” of our Current Report on Form 8-K, filed on October 14, 2015, and Item 1.01. “Entry into a Material Definitive Agreement,” including Exhibit 99.1, “Stock Purchase Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of April 16, 2015” thereto, of our Current Report on Form 8-K, filed on April 22, 2015, for additional information.

CASH FLOW

We had positive cash flow from investing activities during the 2016 13-Week Period. Cash from investing activities was used for operating and financing activities, including investing in our infrastructure. We also reinvested proceeds from the sale of our discontinued operations to pay down debt and accounts payable.

As a result of these activities, net cash, consisting of cash and cash equivalents, was $2.8 million as of January 2, 2016 compared to $3.1 million as of October 3, 2015.

Our discontinued operations utilized $0.1 million in both the 2016 13-Week Period and the 2015 13-Week Period. Cash utilized in the 2016 13-Week Period is related to expenses associated with our sale of the discontinued operations effective October 7, 2015; there was no offsetting cash flow generated from operating activities.

The following table summarizes the impact of operating, investing and financing activities on our cash flows from continuing operations for the 2016 and 2015 13- Week Periods:

(dollars in thousands)
Summary of Net Increase in Total Cash from Continuing Operations	2016	2015	Difference
Cash utilized by continuing operating activities	$(19,483)	$(10,629)	$(8,854)
Cash provided (utilized) by investing activities	19,917	(3,263)	23,180
Cash (utilized) provided by financing activities	(672)	15,609	(16,281)

Total (decrease) increase in cash from continuing operations	$(238)	$1,717	$(1,955)

Net cash flows from continuing operating, investing and financing activities decreased by $1.9 million, resulting in a $0.2 million decrease in cash for the 2016 Period compared to an increase of $1.7 million in cash for the 2015 Period. The decrease in net cash flow for the 2016 Period consisted of cash utilized by operating activities of $19.5 million and financing activities of $0.7 million, offset by cash provided from investing activities of $19.9 million. The primary factors contributing to the changes in cash flow are discussed below. At January 2, 2016 and October 3, 2015, working capital was $163.2 million and $165.7 million, respectively, and the current ratio was 1.5 and 1.4 at January 2, 2016 and October 3, 2015, respectively.

Operating Activities:    Net cash utilized by continuing operating activities increased by $8.9 million to $19.5 million utilized in the 2016 13-Week Period compared to $10.6 million utilized in the 2015 13-Week Period. The increase in cash utilized by continuing operating activities compared to the 2015 13-Week Period was attributable to (1) an adjustment in the 2015 13-Week Period to reconcile net loss to net cash utilized by operating activities of $3.2 million related to the loss on early extinguishment of debt and (2) an increase between the periods in cash used to pay accounts payable and accrued liabilities of $24.7 million. The foregoing increases of $27.9 million in cash utilized were partially offset by (1) a decrease between the periods in net cash flows related to decreased inventories of $11.5 million, (2) a decrease in accounts receivable between the periods of $4.3 million, (3) a decrease between the periods related to prepaid expenses of $2.3 million, and (4) an increase between the periods in net cash provided by other operating activities of $0.9 million.

Investing Activities:    Net cash provided by investing activities increased by $23.2 million to $19.9 million in the 2016 13-Week Period compared to cash utilized of $3.3 million in the 2015 13-Week Period. The increase in cash provided by investing activities during the 2016 13-Week Period as compared to the 2015 13-Week Period was due mainly to proceeds of $26.2 million received from the sale of our discontinued insurance operations. Partially offsetting this increase was (1) a decrease in cash provided by net notes receivable activities of $0.2 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing, (2) an increase in other assets between the periods of $1.8 million, primarily related to the changes in the value between the periods of our life insurance assets held in support of employee benefit plans and customer contracts, (3) a decrease in capital expenditures, net of proceeds, between the periods of $0.8 million, and (4) a decrease of $0.2 million in our investment in Western Family Holding Company due to a return of invested capital in the 2015 13-Week Period. Spending on future investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was $0.7 million for the 2016 13-Week Period compared to cash provided of $15.6 million in the 2015 13-Week Period. The net decrease of $16.3 million in cash provided by financing activities for the 2016 13-Week Period as compared to the 2015 13-Week Period was due to a decrease in cash provided of $18.9 million related to lower notes payable repayments, payments of deferred financing fees and payments of debt extinguishment costs in the 2016 13-Week Period compared to the 2015 13-Week Period, partially offset by higher revolver borrowings and additional borrowings under “first-in last-out” tranche in our credit agreement. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. The foregoing decrease was partially offset by an increase in cash provided by Member and customer deposit activity of $2.6 million. Financing to meet future capital spending requirements is expected to be provided by our continuing operating cash flow or additional borrowings.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not participate in transactions that result in relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually, narrow or limited purposes.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than items discussed below in “Outstanding Debt and Other Financing Arrangements,” there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the thirteen week period ended January 2, 2016. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the thirteen week period ended January 2, 2016. Amounts outstanding related to our secured credit agreements, senior secured notes and other debt agreements are disclosed below. See “Credit Facilities” and “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7, “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information.

Secured Credit Agreements

Credit Agreement – Consent and Waiver

On December 28, 2015, we entered into a consent and waiver (the “Consent”) among the Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”). The Consent relates to certain requirements of the Amended and Restated Credit Agreement dated as of June 28, 2013, as amended by the First Amendment and Consent dated as of June 27, 2014 and as further amended by the Second Amendment, Consent and Lender Joinder dated as of December 18, 2014 and the Consent dated as of June 26, 2015 (as so amended, the “Credit Agreement”), among the Company, the lenders party thereto, and the Administrative Agent. The Administrative Agent and the Lenders (as defined in the Credit Agreement) consented to (i) the extension to June 30, 2016 of the deadline for delivery of the annual financial statements required pursuant to the Credit Agreement and certain certificates and information required by the Credit Agreement to be delivered with financial statements required pursuant to the Credit Agreement and (ii) the extension to January 31, 2016 of the deadline for delivery of annual financial projections required pursuant to the Credit Agreement. The financial projections were delivered prior to the January 31, 2016 deadline. The Consent sets forth the Lenders’ waiver of specified Defaults and Events of Default (as those terms are defined in the Credit Agreement) to the extent arising out of any revision or other modification which may be necessitated by determinations made as a result of the Audit Committee Investigation to any writing previously delivered (or which may be delivered prior to June 30, 2016)

by a Loan Party (as that term is defined in the Credit Agreement) in accordance with the applicable loan documents, or the effect or consequence of any such revision or other modification. See Item 1.01. “Entry into a Material Definitive Agreement – Amendment of Amended and Restated Credit Agreement” of our Current Report on Form 8-K, filed on December 29, 2015, for additional information.

Our outstanding revolver borrowings under the Credit Agreement increased to $163.0 million at January 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.35% per annum) from $161.8 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum), with access to approximately $138.1 million of additional capital available under the Credit Agreement (based on the amounts indicated above and subject to applicable reserves and borrowing base limitations) to fund our continuing operations and capital spending requirements for the foreseeable future. Our outstanding FILO borrowings under the Credit Agreement were $20.8 million at January 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 3.67% per annum) and $20.7 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum). Our outstanding term loan borrowings under the Credit Agreement were $90.0 million at January 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.42% per annum) and $92.5 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum). As of January 2, 2016, we are in compliance with all applicable covenants of the Credit Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Subsidiary Financing Arrangement

Our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), is party to an Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 as amended by Amendment Number One dated as of June 26, 2015 (as so amended, the “GCC Loan Agreement”), by and among GCC, the lenders party thereto, and California Bank & Trust (“CBT”), as Arranger and Administrative Agent (“Agent”). The GCC Loan Agreement amended and restated the existing loan agreement dated as of September 24, 2010, as amended or otherwise modified from time to time prior to September 26, 2014. The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $25 million. Borrowings under the GCC Loan Agreement may not exceed 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Agent. The GCC Loan Agreement matures on September 30, 2016. Borrowings under the GCC Loan Agreement are utilized to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities.

On December 28, 2015, GCC received consent from CBT for the GCC Loan Agreement to extend the due date of the covenant requirement to deliver our consolidated audited financial statements to June 30, 2016.

GCC had no revolving loan borrowings outstanding at January 2, 2016 and October 3, 2015. As of January 2, 2016, we are in compliance with all applicable covenants of the GCC Loan Agreement. While we are currently not in violation of any required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Senior Secured Notes

Prior to December 18, 2014, we were party to an Amended and Restated Note Purchase Agreement dated as of January 3, 2006, as amended (the “Senior Note Agreement”), with the then-current noteholders and John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), acting in its capacity as collateral agent for the then-current noteholders, collectively referred to herein as the “Hancock Debt.” On December 18, 2014, we prepaid in full the Hancock Debt. Certain capitalized terms used in this paragraph have the meanings given to them in the Senior Note Agreement. We prepaid principal of and interest on the Hancock Debt in the amount of $48.5 million, and paid the applicable Make-Whole Amount of $3.0 million, as calculated per the Senior Note Agreement, in connection with the prepayment.

Other Debt Agreements

During fiscal 2013, we entered into three secured credit facilities to finance our purchase of tractors. These agreements bear interest at a rate of 2.2% and mature in fiscal 2018. At January 2, 2016 and October 3, 2015, respectively, the outstanding loan balance under the three agreements totaled $1.3 million and $1.4 million.

Capital Lease Agreements

During fiscal 2015, we entered into three capital lease agreements for equipment purchases. Two of the capital lease agreements bear an interest rate of 2.09% and one capital lease agreement bears an interest rate of 2.26%. The three capital lease agreements mature in fiscal 2020. At January 2, 2016 and October 3, 2015, respectively, the outstanding loan balance under the three capital leases totaled $2.0 million and $2.1 million.

During fiscal 2016, we entered into two capital lease agreements for equipment purchases. These capital lease agreements bear an interest rate of 2.10% and mature in fiscal 2021. At January 2, 2016, the outstanding balance under the two capital lease agreements totaled $1.4 million.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for redemption and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption or repurchase are considered by the Board on an annual basis, usually in December. Class E Shares will only be repurchased upon approval of the Board or upon sale or liquidation of the Company, and the repurchase price for the Class E Shares is fixed at their stated value of $100 per share. The Class E Shares become eligible for repurchase at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for repurchase between the end of fiscal 2013 and the end of fiscal 2018. There were no redemptions of Class A and Class B Shares or repurchases of Class E Shares during the thirteen week period ended January 2, 2016.

See Part I, Item 1. “Business – Capital Shares – Classes of Shares” and Part I, Item 1. “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares” of our Annual Report on Form 10-K for the year ended October 3, 2015 for a fuller description and additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

We sponsor a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all of our employees who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on their years of service with us. Participants’ balances receive an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. Our funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Through December 31, 2014, all of our qualifying employees not subject to a collective bargaining agreement accrued benefits pursuant to the Unified Cash Balance Plan. Prior to the end of fiscal 2014, we amended the Unified Cash Balance Plan to close the plan to new entrants effective December 31, 2014. In addition, the plan was frozen effective December 31, 2014 such that current participants will no longer be credited with any future benefit accruals based on their years of service and pensionable compensation after that date. The annual interest credit as described above will continue for participants active in the plan as of December 31, 2014. Selected groups of vested terminated participants were each given one-time opportunities to elect a lump sum distribution of their benefits from the plan’s assets or immediate receipt of an annuity in December 2015 and December 2014. As a result, benefit payments of $8.7 million and $7.9 million, respectively, were distributed from the plan’s assets to those participants who elected such option prior to the end of our first quarters ended January 2, 2016 and December 27, 2014.

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

We sponsor a supplemental retirement plan for a select group of management or highly compensated employees that are at the Vice President level and above of the Company under the Unified Grocers, Inc. Supplemental Executive Retirement Plan (the “SERP”). This plan was established to replace the ESPPIII, which has been frozen. The SERP is a non-qualified defined contribution type plan that provides participating officers with supplemental retirement income in addition to the benefits provided under the Unified Cash Balance Plan and 401(k) plan.

We sponsor other postretirement benefit plans that provide certain medical coverage to retired non-union employees and officers and provide unused sick leave benefits for certain eligible union employees. Those plans are not funded.

Our net periodic benefit plan credit for our combined pension and other postretirement benefits was approximately $0.6 million and $1.0 million for the thirteen weeks ended January 2, 2016 and December 27, 2014, respectively.

During August 2014, legislation to extend pension funding relief was enacted as part of the Highway and Transportation Funding Act of 2014 (“HATFA”). As a result, we expect to make no estimated minimum contributions to the Unified Cash Balance Plan during fiscal 2016 for the 2015 plan year, and there will be no quarterly contributions required for the 2016 plan year. At our discretion, we may contribute in excess of the minimum (zero) requirement. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments.

Additionally, we anticipated making benefit payments of $4.0 million to participants in the ESPPIII for the 2016 plan year. We made benefit payments of $0.2 million to participants in the ESPPIII during the thirteen weeks ended January 2, 2016 for the 2016 plan year.

Benefit expense for the SERP is accrued under the assumption that all participants in the SERP will achieve full vesting (five years of service). Our benefit expense was $0.4 million and $0.3 million for the thirteen weeks ended January 2, 2016 and December 27, 2014, respectively. See Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

On December 28, 2015, the Compensation Committee and the Board, as applicable, approved amendments to our Long-Term Incentive Plan (“LTIP”), originally implemented in June 2013 to align, motivate and reward executives for their contributions to our long-term financial success and growth. Effective for fiscal 2016, the LTIP was amended to expand the awards that may be granted thereunder to include Full-Value Units. Full-Value Units entitle the award recipient the “maturity value” on the units at the end of the four-fiscal year performance period (the “Performance Cycle”) assigned to the units. The “maturity value” for a Full-Value Unit is our Exchange Value per Share for a share of the Class A or Class B stock of the Company (see Part II, Item 6, “Selected Financial Data” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information on the calculation of the Exchange Value Per Share), plus cumulative cooperative division patronage dividends, cash dividends and non-allocated retained earnings attributable to such share Exchange Value per Share, as calculated from our financial statements for the fiscal year end that coincides with the end of the performance period assigned to the Full-Value Units. The Full-Value Units will vest in equal monthly installments over the Performance Cycle, and the settlement of vested Full-Value Units will be paid in a lump sum cash payment as soon as administratively practicable following the end of the Performance Cycle, but in no event later than December 31 that immediately follows the end of the Performance Cycle. For fiscal 2016, an officer’s LTIP award is comprised of Full-Value Units, equaling 25% of the targeted compensation gap, and Appreciation Units, equaling 75% of the targeted compensation gap. Appreciation Units entitle the award recipient to the positive difference of the “maturity value” on the units at the end of the four-fiscal year performance period assigned to the units, minus the “base value” assigned to the units at the time of grant. The maturity value for an Appreciation Unit is determined in the same manner as a Full-Value Unit as described above. For the 2016 LTIP awards, a total of 5,470 Full-Value Units were granted and a total of 92,245 Appreciation Units were granted with a base value per unit of $195.34. We anticipate these grants to have a cash value between $3.1 million and $5.2 million, utilizing compound annual growth rates from 2.5% to 5.0%. See Item 5.02. “Compensatory Arrangements of Certain Officers – 2016 Long-Term Incentive Awards” of our Current Report on Form 8-K, filed on December 29, 2015, for additional information.

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

Risks Related to the Audit Committee Investigation, the State of the Company’s Internal Control Over Financial Reporting, Our Failure to Timely File Periodic Reports with the SEC and Related Matters

Expenses relating to or arising from the Audit Committee Investigation, including diversion of management’s time and attention, may adversely affect our business and results of operations.    As discussed in Part I, Item 1, “Business – Explanatory Note” and Part I, Item 1, “Business – Audit Committee Investigation” and Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended October 3, 2015, in its Notification of Late Filing on Form 12b-25 dated December 19, 2014, with respect to the Company’s Annual Report on Form 10-K for the year ended September 27, 2014, the Company announced that the Audit Committee of the Company’s Board of Directors (“Audit Committee”) was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters (“Audit Committee Investigation”). As a result of the Audit Committee Investigation, the filing of our Annual Reports on Form 10-K for fiscal year 2014 and 2015, as well as the Quarterly Reports on Form 10-Q for fiscal year 2015 and the first and second quarters of fiscal year 2016 were delayed until June 2016.

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

Our management has identified material weaknesses in the Company’s internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. We may not be able to fully address the material weaknesses in our internal controls or provide assurance that remediation efforts will prevent future material weaknesses. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended October 3, 2015, our management has determined that we have material weaknesses in the Company’s internal control over financial reporting as of October 3, 2015 related to (i) the oversight and monitoring of subsidiary and operating unit compliance with accounting and reporting policies and procedures and (ii) controls over ensuring accurate and complete financial statement disclosures.

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

For more information relating to the Company’s internal control over financial reporting (and disclosure controls and procedures) and the remediation plan undertaken by us, see Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended October 3, 2015.

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

To compete effectively, we must keep our costs down to maintain margins while simultaneously increasing sales by offering the right products and services at competitive prices, with the expected quality, variety and availability, to appeal to consumers. If we are unable to compete effectively in our highly competitive industry, we may suffer reduced net sales and/or reduced margins and profitability, or suffer a loss, and our business, financial condition, results of operations and cash flows could suffer.

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

The market share of non-traditional format stores may grow in the future, potentially resulting in continued losses of sales volume and reduced earnings for our Members and, in turn, for us. Continued losses of market share by our Members, whether to other traditional full-service grocery store chains or to non-traditional format stores, could reduce our net sales, margins and profitability, or cause us to incur losses. As a result, our business, financial condition, results of operations and cash flows could suffer.

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.    Our operating results are highly dependent upon maintaining or growing our sales to our customers. Our largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, constituted approximately 15% of our total net sales for the thirteen week period ended January 2, 2016. In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 53% of our total net sales in fiscal 2015. Our top ten customers constituted approximately 50% of our total net sales for the thirteen week period ended January 2, 2016. A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results. For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us. Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012. We have also experienced an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2015, an average decline of 5.7% per year in our membership base. We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors.

Any such loss of a large customer, the loss of a number of smaller customers, the continued erosion of our membership base, or the inability to attract new customers, could have a material and adverse effect on our net sales. In addition, to the extent we have suffered, and may in the future suffer, a decline in net sales, our margins and profitability have been and will be further negatively impacted to the extent we are unable to correspondingly reduce our fixed costs, such as warehouses, equipment and headcount. As it is difficult to quickly make significant reductions in fixed costs, if we were to suffer a significant and rapid decline in our net sales, such as from the loss of one or more significant customers, our margins and profitability may be adversely impacted, we may incur losses and our business, financial condition, results of operations and cash flows could suffer.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Additionally, we are exposed to risk to master landlords if subtenants default under their subleases with us. The customer with the largest accounts receivable balance, Smart & Final, Inc., constituted approximately 11% and 8% of total accounts receivable at January 2, 2016 and October 3, 2015, respectively. Our ten customers with the largest accounts receivable balances accounted for approximately 46% and 43% of total accounts receivable at January 2, 2016 and October 3, 2015, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the thirteen weeks ended January 2, 2016, approximately 70% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1, “Business – Capital Shares” and Part I, Item 1, “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 3, 2015.

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). During the thirteen weeks ended January 2, 2016, we did not redeem any Class B Shares that had been tendered at the close of fiscal 2015, leaving 94,593 Class B Shares, or 23% of our outstanding Class B Shares at the close of fiscal 2015, which have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 21%, 17% and 16% of our outstanding Class B Shares at the close of fiscal 2014, 2013 and 2012, respectively, as we have (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2015, 2014, 2013 and 2012. The increase in the number of shares our Members have sought to redeem has been driven by our having an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2015, an average decline of 5.7% per year in our membership base. Our annual redemption rate has been less than the 5% limit in recent years due in significant part to our Board deciding to conserve capital during years of limited profit or a net loss. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. In addition, our ability to attract and issue shares to new Members, or redeem shares held by terminated Members and excess shares held by Members, has been impacted by the Audit Committee Investigation. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock. See Part II, Item 8, “Financial Statements and Supplementary Data – Note 12” of our Annual Report on Form 10-K for the year ended October 3, 2015 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1, “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares,” Part I, Item 1, “Business – Customer Deposits” and Part I, Item 1, “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 3, 2015. These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members may decide not to become Members.

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

Significant and adverse changes in the experience of claims settlement and other underlying assumptions have negatively impacted our operating results. For example, in fiscal 2013, we increased reserves in our former Insurance segment by $9.1 million due to a combination of adverse development and case reserving practices and related accounting within the insurance subsidiaries that deviated from the established policy of setting case reserves at the best estimate of ultimate cost. Thereafter, in fiscal 2014, we further increased the workers’ compensation reserves in our former Insurance segment by an additional $10.0 million. See Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information.

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

We may not have adequate financial resources to fund our operations.    We rely primarily upon cash flow from our operations and Member investments to fund our operating activities. In the event that these sources of cash are not sufficient to meet our requirements, additional sources of cash are expected to be obtained from our credit facilities to fund our daily operating activities. Our credit agreement, which matures on June 28, 2018, requires compliance with various covenants. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 3, 2015 and “Outstanding Debt and Other Financing Arrangements” in this Quarterly Report on Form 10-Q for additional information. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee we will remain in compliance in future periods.

As of January 2, 2016, we believe we have sufficient cash flow from operations and availability under the credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018. However, if access to operating cash or to the credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.    Our non-union employees participate in a Company sponsored defined benefit pension plan and Company sponsored postretirement benefit plans. Certain eligible union employees participate in a separate plan providing payouts for unused sick leave. Our officers also participate in a Company sponsored Executive Salary Protection Plan III (“ESPPIII”), which provides additional post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible and lump-sum payouts for unused sick days covering certain eligible union employees. Liabilities for the ESPPIII and postretirement plans are not funded. We account for these benefit plans in accordance with ASC Topic 715, “Compensation – Retirement Benefits” and ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” which require us to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used. See Notes 13 and 14 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information.

The credit and liquidity crisis in the United States and throughout the global financial system in 2008-2009 triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in the fair value of plan assets during fiscal 2008. The value of the plan’s investment portfolio increased in fiscal 2012, 2013 and 2014, declined in 2015 and increased for the thirteen weeks ended January 2, 2016. The values of the plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Authoritative accounting guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.    Authoritative accounting guidance that requires adjustments to shareholders’ equity has the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, we modified our Exchange Value Per Share calculation to exclude accumulated other comprehensive earnings (loss) from Book Value (see Part II, Item 6, “Selected Financial Data” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information on the calculation of the Exchange Value Per Share), thereby excluding the potentially volatile impact that (1) ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefit Plans – General” and (2) changes in unrealized gains and losses, net of taxes, on available for sale investments would have on shareholders’ equity and Exchange Value Per Share.

A system failure, a breach of system or network security or events of force majeure could delay or interrupt services to our customers or subject us to significant liability.    We have implemented security measures such as firewalls, virus protection, intrusion detection and access controls to address the risk of computer viruses and unauthorized access. A business continuity plan has been developed focusing on the offsite restoration of computer hardware and software applications. We have also developed business resumption plans, which include procedures to ensure the continuation of business operations in response to the risk of damage from energy blackouts, natural disasters, terrorism, war and telecommunication failures, and we have implemented change management procedures and quality assurance controls designed to ensure that new or upgraded business management systems operate as intended. However, there can be no assurances that any of these efforts will be adequate to prevent a system failure, accident or security breach, any of which could result in a material disruption to our business. In addition, substantial costs may be incurred to remedy the damages caused by any such disruptions.

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

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and subject us to regulatory scrutiny.    Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we perform an annual evaluation of our internal controls over financial reporting. See risk factor entitled “Our management has identified material weaknesses in the Company’s internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. We may not be able to fully address the material weaknesses in our internal controls or provide assurance that remediation efforts will prevent future material weaknesses.” Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully implemented, the aggregate cost of implementation or whether the remediation plan will be adequate and effective. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Severe weather, natural disasters and adverse climate changes may adversely affect our financial condition and results of operations.    Severe weather conditions, such as hurricanes or tornadoes, or natural disasters, such as earthquakes or fires, in areas in which we have distribution facilities, in which customers’ stores are located or from which we obtain products may adversely affect our results of operations. Such conditions may cause physical damage to our properties, closure of one or more of our distribution facilities, closure of customers’ stores, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to our distribution centers or customer stores or a reduction in the availability of products we offer. In addition, adverse climate conditions and adverse weather patterns, such as droughts and floods, impact growing conditions and the quantity and quality of crops yielded by food producers and may adversely affect the availability or cost of certain products within the grocery supply chain. Our business resumption plans may not be effective in a timely manner and a significant disruption to our business could occur in the event of a natural disaster, terrorism or war. In addition, while we carry insurance to cover business interruption and damage to buildings and equipment, some of the insurance carries high deductibles. Any of these factors may disrupt our business and adversely affect our financial condition, results of operations and cash flows.

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

RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

Refer to Note 11 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for management’s discussion of recently adopted and recently issued authoritative accounting guidance and their expected impact, if any, on our consolidated condensed financial statements.

AVAILABILITY OF SEC FILINGS

We make available, free of charge, through our website (http://www.unifiedgrocers.com) our Forms 10-K, 10-Q and 8-K, as well as our registration statements, proxy statements and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC. Due to the delay in the preparation of our audited financial statements as described in Part I, Item 1, “Business – Explanatory Note,” of our Annual Report on Form 10-K for the year ended October 3, 2015, we did not file our Annual Report on Form 10-K for the year ended September 27, 2014, and we did not file any Quarterly Reports on Form 10-Q for the quarters ended December 27, 2014, March 28, 2015 and June 27, 2015. A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s web site at http://www.sec.gov.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. See “Quantitative and Qualitative Disclosures About Market Risk” discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information.

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at January 2, 2016 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $2.7 million. See Note 3 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the thirteen weeks ended January 2, 2016, net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively. The decline in such assets is deemed by management to be temporary in nature.

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

Background of Audit Committee Investigation

As discussed in Part I, Item 1, “Business – Explanatory Note” and Part I, Item 1, “Business – Audit Committee Investigation,” of our Annual Report on Form 10-K for the year ended October 3, 2015, in its Notification of Late Filing on Form 12b-25 dated December 19, 2014 with respect to the Company’s Annual Report on Form 10-K for the year ended September 27, 2014, the Company announced that the Audit Committee was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters (the “Audit Committee Investigation”).

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

See Part I, Item 1, “Business – Explanatory Note,” of our Annual Report on Form 10-K for the year ended October 3, 2015 for further information on the quantitative effect of these errors, as well as Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.” As disclosed in Note 2, “Discontinued Operations,” of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, the Company’s Insurance segment was sold in October 2015 and is no longer part of the Company’s continuing operations.

Evaluation of Disclosure Controls and Procedures

As discussed in Part I, Item 1, “Business – Explanatory Note” and Part I, Item 1, “Business – Audit Committee Investigation,” of our Annual Report on Form 10-K for the year ended October 3, 2015, in connection with the Audit Committee Investigation, management evaluated the design and effectiveness of our disclosure controls and procedures and the effectiveness of the Company’s internal control over financial reporting as of the fiscal year ended October 3, 2015. Management has also performed such evaluation as of the end of the period covered by this report. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of these material weaknesses, we have concluded that our disclosure controls and procedures were not effective as of January 2, 2016.

Changes in internal controls over financial reporting.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed by, or under the supervision of, our CEO and CFO and implemented by the Board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.

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

Under the supervision and with the participation from management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with the preparation and filing of this Form 10-Q, and in conjunction with the findings of the Audit Committee Investigation described above, the Company’s management has evaluated the effectiveness of our internal control over financial reporting as of January 2, 2016 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of January 2, 2016.

Notwithstanding such material weaknesses, which are described herein, our management has concluded that the consolidated condensed financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon such evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of January 2, 2016 related to:

•

The oversight and monitoring of subsidiary and operating unit compliance with accounting and reporting policies and procedures. We have concluded that the former insurance subsidiaries’ lack of compliance with policies and procedures related to insurance case reserves led to the occurrence of accounting errors as described in Part I, Item 1, “Business – Explanatory Note,” of our Annual Report on Form 10-K for the year ended October 3, 2015. Specifically, while these entities were included in oversight activities similar to our other subsidiaries and operating units, we believe the design of our controls and procedures did not adequately address the additional risks associated with the entities, including the specialized and complex nature of the underlying accounting. In addition to its review of the former insurance subsidiaries, the Company evaluated its controls around its ongoing oversight of other subsidiaries and/or separately managed operating entities and has determined that its deficiencies in oversight controls regarding subsidiaries and separately managed operating entities are considered to be a material weakness requiring remediation. Our subsidiary oversight was insufficiently designed to prevent or timely detect material misstatement of financial information.

•

Controls over ensuring accurate and complete financial statement disclosures. As detailed above, the design of our controls over disclosures related to the insurance reserves was not adequate to ensure accurate and complete disclosure related to those financial statement items. In addition, we have concluded that a related party transaction that occurred at our former insurance subsidiaries in fiscal year 2012 was not properly reviewed and approved, and was not properly disclosed. Based upon the above findings, management has concluded that a material weakness exists in its controls over the completeness and accuracy of required disclosures within its financial statements and SEC filings.

As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of January 2, 2016.

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

There are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed on June 1, 2016. Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our risk factors.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 3, 2015 – October 31, 2015	— Shares	$—
November 1, 2015 – November 28, 2015	— Shares	$—
November 29, 2015 – January 2, 2016	— Shares	$—

Total	— Shares	$—

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED GROCERS, INC.

By	/s/ Robert M. Ling, Jr.
Robert M. Ling, Jr. President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Michael F. Henn
Michael F. Henn Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 2, 2016