Form 10-Q
period 2016-04-02
UNIFIED GROCERS, INC.
filed 2016-06-02
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE QUARTERLY PERIOD ENDED APRIL 2, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR	THE TRANSITION PERIOD FROM TO

Commission file number: 0-10815

UNIFIED GROCERS, INC.

(Exact name of registrant as specified in its charter)

California	95-0615250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Class A: 122,500 shares; Class B: 410,537 shares; Class C: 15 shares; Class E: 120,500 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)

	April 2, 2016	October 3, 2015
Assets

Current assets:
Cash and cash equivalents	$5,578	$3,056
Accounts and current portion of notes receivable, net of allowances of $4,497 and $4,171 at April 2, 2016 and October 3, 2015, respectively	180,603	191,744
Inventories	241,069	279,576
Prepaid expenses and other current assets	8,705	10,814
Deferred income taxes	9,210	9,210
Assets of discontinued operations – current	—	125,904

Total current assets	445,165	620,304
Properties and equipment, net	161,637	163,808
Investments	13,069	13,069
Notes receivable, less current portion and net of allowances of $58 and $54 at April 2, 2016 and October 3, 2015, respectively	16,697	17,523
Goodwill	37,846	37,846
Other assets, net	115,665	111,775

Total Assets	$790,079	$964,325

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$242,973	$281,478
Accrued liabilities	44,733	46,287
Current portion of notes payable	20,845	16,960
Members’ deposits and estimated patronage dividends	10,084	10,175
Liabilities of discontinued operations – current	—	99,682

Total current liabilities	318,635	454,582
Notes payable, less current portion	239,580	261,585
Long-term liabilities, other	157,159	161,180
Members’ and Non-Members’ deposits	9,824	7,995
Commitments and contingencies

Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 122,500 shares outstanding at April 2, 2016 and October 3, 2015	23,088	23,088
Class B Shares: 2,000,000 shares authorized, 410,537 shares outstanding at April 2, 2016 and October 3, 2015	75,198	75,198
Class E Shares: 2,000,000 shares authorized, 126,959 and 205,704 shares outstanding at April 2, 2016 and October 3, 2015, respectively	12,696	20,570
Retained earnings – allocated	19,193	25,748
Retained earnings – non-allocated	6,864	6,864

Total retained earnings	26,057	32,612
Receivable from sale of Class A Shares to Members	(195)	(255)
Accumulated other comprehensive loss	(71,963)	(72,230)

Total shareholders’ equity	64,881	78,983

Total Liabilities and Shareholders’ Equity	$790,079	$964,325

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net sales (gross billings including vendor direct arrangements were $941,027 and $931,755 for the thirteen weeks ended April 2, 2016 and March 28, 2015 and $1,940,273 and $1,926,301 for the twenty-six weeks ended April 2, 2016 and March 28, 2015 respectively)	$915,069	$906,395	$1,887,934	$1,874,163
Cost of sales	844,584	842,876	1,744,068	1,740,916
Distribution, selling and administrative expenses	70,801	68,498	140,951	133,424

Operating (loss) income	(316)	(4,979)	2,915	(177)
Interest expense	(2,497)	(2,313)	(4,979)	(5,031)
Loss on early extinguishment of debt	—	—	—	(3,200)

Loss before estimated patronage dividends and income taxes	(2,813)	(7,292)	(2,064)	(8,408)
Estimated patronage dividends	(2,229)	(1,364)	(4,641)	(2,856)

Loss before income taxes	(5,042)	(8,656)	(6,705)	(11,264)
Income tax (provision) benefit	(14)	(1,302)	(28)	(227)

Net loss from continuing operations	(5,056)	(9,958)	(6,733)	(11,491)

Earnings (loss) from discontinued operations, net of income tax benefit of $0 and $329 for fiscal periods ended April 2, 2016 and March 28, 2015 and $0 and $94 for the twenty-six weeks ended April 2, 2016 and March 28, 2015 respectively	331	(707)	179	(411)

Net loss	$(4,725)	$(10,665)	$(6,554)	$(11,902)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings (Loss) – Unaudited

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net loss	(4,725)	$(10,665)	$(6,554)	$(11,902)
Other comprehensive earnings (loss), net of income taxes:
Unrealized net holding (loss) gain on investments, net of income tax (benefit) expense of $51 and $300 for the thirteen weeks ended April 2, 2016 and March 28, 2015 and $(65) and $300 for the twenty-six weeks ended April 2, 2016 and March 28, 2015, respectively	228	580	173	(1,627)
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service credits during the period, and changes in unrecognized gains and losses, net of income tax expense (benefit) of $51 and $(602) for the thirteen weeks ended April 2, 2016 and March 28, 2015 and $51 and $(1,204) for the twenty-six weeks ended April 2, 2016 and March 28, 2015, respectively	47	(1,103)	94	(2,206)

Comprehensive loss	$(4,450)	$(11,188)	$(6,287)	$(15,735)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)

	Twenty-Six Weeks Ended
	April 2, 2016	March 28, 2015
Cash flows from operating activities:
Net loss	$(6,554)	$(11,902)
Less: Net loss from discontinued operations	—	(82)
Less: Gain (loss) on sale of discontinued operations	179	(329)

Net loss from continuing operations	(6,733)	(11,491)
Adjustments to reconcile net loss to net cash (utilized) provided by operating activities:
Depreciation and amortization	15,474	14,479
Provision for doubtful accounts	628	671
Loss (gain) on sale of properties and equipment	(3)	(190)
Loss on early extinguishment of debt	—	3,200
(Increase) decrease in assets:
Accounts receivable	10,662	(2,143)
Inventories	38,507	(18,903)
Prepaid expenses and other current assets	2,109	1,630
Increase (decrease) in liabilities:
Accounts payable	(38,962)	30,645
Accrued liabilities	(1,602)	209
Long-term liabilities, other	(3,630)	(5,170)

Net cash provided by continuing operating activities	16,450	12,937
Net cash provided (utilized) by sale of discontinued operations	179	(329)

Net cash provided by continuing operating activities	16,629	12,608
Net cash provided by discontinued operating activities	—	4,813

Net cash provided by operating activities	16,629	17,421

Cash flows from investing activities:
Purchases of properties and equipment	(3,453)	(3,254)
Proceeds from sales of securities and other investments	—	206
Proceeds from sale of discontinued operations	26,222	—
Origination of notes receivable	(903)	(1,172)
Collection of notes receivable	1,580	2,073
Proceeds from sales of properties and equipment	—	190
Increase in other assets	(11,847)	(9,714)

Net cash provided (utilized) by continuing investing activities	11,599	(11,671)
Net cash utilized by discontinued operations	—	(6,159)

Net cash provided (utilized) by investing activities	11,599	(17,830)

Cash flows from financing activities:
Net repayments under secured credit agreements	(11,800)	(23,100)
Borrowings under notes payable	644	86,262
Repayments of notes payable	(8,409)	(53,034)
Payment of deferred financing fees	(65)	(1,938)
Payment of debt extinguishment costs	—	(3,023)
Decrease in Members’ deposits and estimated patronage dividends	(91)	(2,943)
Increase (decrease) in Members’ and Non-Members’ deposits	1,829	(912)
Decrease in receivable from sale of Class A Shares to Members, net	60	65
Repurchase of shares from Members	(7,874)	(979)

Net cash (utilized) provided by financing activities	(25,706)	398

Net increase in cash and cash equivalents from continuing operations	2,522	1,335
Cash and cash equivalents at beginning of year	3,056	1,207

Cash and cash equivalents at end of period	$5,578	$2,542

Supplemental disclosure of cash flow information:
Interest paid during the period	$4,176	$4,294
Income taxes paid during the period	$50	$54

Supplemental disclosure of non-cash items:
Capital leases	$1,445	$—
Write-off of unamortized deferred financing fees due to debt extinguishment	$—	$177

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At April 2, 2016 and October 3, 2015, the Company had book overdrafts of $81.8 million and $88.1 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

The estimated purchase price received for the Acquired Companies was approximately $26.2 million in cash proceeds, representing an agreed-upon discount to the Tangible Book Value (“TBV”), which was calculated as defined in the Stock Purchase Agreement. In May 2016, the Buyer delivered to the Company a final closing statement, including its calculation of the TBV as of the Closing Date. The final purchase price was adjusted to reflect an increase in the purchase price of $0.4 million between the estimated TBV as of the Closing Date and the actual TBV as of the Closing Date. The Company utilized the net proceeds of this transaction to repay certain indebtedness.

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

The Company’s historical financials have been revised to present the operating results of the Acquired Companies as discontinued operations.

Summarized results of the discontinued operations are as follows for the thirteen and twenty-six weeks ended April 2, 2016, and March 28, 2015:

(dollars in thousands)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Revenue	$—	1,932	$—	$6,801
Earnings (loss) from discontinued operations	331	(1,036)	179	(505)
Benefit for income taxes	—	329	—	94

Earnings (loss) from discontinued operations net of tax	331	(707)	$179	$(411)

The operating results of the Acquired Companies were historically reported as the results of operations included in the Insurance segment.

Assets and liabilities identifiable within the Acquired Companies are reported as “Assets of discontinued operations – current” and “Liabilities of discontinued operations – current,” respectively, in the Company’s consolidated condensed balance sheets. The major classes of assets and liabilities of the discontinued operations as of April 2, 2016 and October 3, 2015 are as follows:

(dollars in thousands)

	April 2, 2016	October 3, 2015
Cash	$—	$8,428
Accounts receivable, net of allowance for bad debt	—	2,715
Prepaid expenses	—	676
Property, plant & equipment, net	—	1,351
Investments	—	85,052
Other assets	—	27,682

Assets of discontinued operations – current	—	$125,904

Accounts payable	$—	$592
Accrued liabilities	—	$97,619
Other reserves	—	1,471

Liabilities of discontinued operations – current	$—	$99,682

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

Concentration of credit risk.    The Company’s largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Cash & Carry Stores, LLC) constituted approximately 16% and 51%, respectively, of total net sales for the twenty-six week period ended April 2, 2016. The customer with the largest accounts receivable balance, Cash & Carry Stores, LLC, constituted approximately 8% of total accounts receivable at April 2, 2016 and at October 3, 2015, respectively. The Company’s ten customers with the largest accounts receivable balances accounted for approximately 43% of total accounts receivable at April 2, 2016 and at October 3, 2015, respectively. Management believes that receivables are well diversified and that the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of April 2, 2016:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$13,870	$—	$—	$13,870

Total	$13,870	$—	$—	$13,870

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 3, 2015:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$12,546	$—	$—	$12,546

Total	$12,546	$—	$—	$12,546

Mutual funds are valued by the Company based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). As of April 2, 2016 and October 3, 2015, respectively, $13.9 million and $12.5 million of mutual funds, held in rabbi trusts to provide for employee benefit obligations, are included in other assets in the Company’s consolidated condensed balance sheets. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation.

The Company did not have any significant transfers into or out of Levels 1 and 2 during the twenty-six week period ended April 2, 2016.

Notes payable.    The fair values of borrowings under the Company’s credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $259.3 million and $278.8 million compared to their carrying value of $260.4 million and $278.5 million at April 2, 2016 and October 3, 2015, respectively. These fair values were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 2 inputs).

4.    INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
April 2, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$13,069

Total investments				$13,069

(dollars in thousands)
October 3, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$13,069

Total investments				$13,069

During the interim period ended April 2, 2016 and the fiscal year ended October 3, 2015, the Company did not hold any trading or held-to-maturity securities.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Dividend Income	$—	$—	$6	$—

	—	—	6	—
Less: investment expenses	—	—	—	—

	$—	$—	$6	$—

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of April 2, 2016, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $9.0 million at April 2, 2016 and October 3, 2015, respectively. Western Family is a privately held company located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 17.2% ownership interest at both April 2, 2016 and October 3, 2015. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative, and therefore, its participants are required to own its Class B common stock. The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both April 2, 2016 and October 3, 2015. The Company recognized dividend income from NCB of zero and $6 thousand in the interim period ended April 2, 2016 and the fiscal year ended October 3, 2015, respectively.

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

Management identifies segments based on the information monitored by the Company’s chief operating decision maker (the Chief Executive Officer) to manage the business and, accordingly, has identified the following reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment. As of, and for the twenty-six weeks ended, April 2, 2016, the Wholesale Distribution segment collectively represented approximately 97% of the Company’s total assets and nearly 100% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products. Net sales within the Wholesale Distribution segment include $618.1 million and $590.2 million, or 67.6% and 65.1% of total Wholesale Distribution segment net sales, for the thirteen weeks ended April 2, 2016 and March 28, 2015, respectively, attributable to sales of non-perishable products, and $296.7 million and $315.9 million, or 32.4% and 34.9% of total Wholesale Distribution segment net sales, for the thirteen weeks ended April 2, 2016 and March 28, 2015, respectively, attributable to sales of perishable products. Net sales within the Wholesale Distribution segment include $1.272 billion and $1.209 billion, or 67.4% and 64.5% of total Wholesale Distribution segment net sales, for the twenty-six weeks ended April 2, 2016 and March 28, 2015, respectively, attributable to sales of non-perishable products, and $615.5 million and $664.6 million, or 32.6% and 35.5% of total Wholesale Distribution segment net sales, for the twenty-six weeks ended April 2, 2016 and March 28, 2015, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services (other than financing), which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. “Gross billings,” an internal financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $940.7 million and $931.8 million for the thirteen weeks ended April 2, 2016 and March 28, 2015, respectively and $1.940 billion and $1.926 billion for the twenty-six weeks ended April 2, 2016 and March 28, 2015, respectively.

•

The Company’s former Insurance segment included the results of operations for the Acquired Companies (Unified Grocers Insurance Services and the Company’s two insurance subsidiaries, Springfield Insurance Company and Springfield Insurance Company, Limited). As of March 28, 2015, the Company’s discontinued insurance operations collectively accounted for approximately 13% of total assets.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of, and for the twenty-six weeks ended, April 2, 2016, the All Other category collectively accounted for approximately 3.1% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net sales
Wholesale distribution: Gross billings	$940,729	$931,489	$1,939,681	$1,925,765
Less: Gross billings through vendor direct arrangements	(25,958)	(25,361)	(52,339)	(52,138)

Wholesale distribution: Net sales	914,771	906,128	1,887,342	1,873,627
All other	377	359	812	776
Inter-segment eliminations	(79)	(92)	(220)	(240)

Total net sales	915,069	906,395	$1,887,934	$1,874,163

Operating income (loss)
Wholesale distribution	(454)	(5,087)	$2,638	$(406)
All other	138	108	277	229

Total operating income	(316)	(4,979)	2,915	(177)

Interest expense	(2,497)	(2,313)	(4,979)	(5,031)
Loss on early extinguishment of debt	—	—	—	(3,200)
Estimated patronage dividends	(2,229)	(1,364)	(4,641)	(2,856)
Income tax (provision) benefit	(14)	(1,302)	(28)	(227)

Net loss from continuing operations	(5,056)	(9,958)	$(6,733)	$(11,491)
Earnings (loss) from discontinued operations, net of tax	331	(707)	179	(411)

Net loss	(4,725)	(10,665)	$(6,554)	$(11,902)

Depreciation and amortization
Wholesale distribution	7,478	7,200	$15,434	$14,439
All other	20	20	40	40

Total depreciation and amortization	7,498	7,220	$15,474	$14,479

Capital expenditures
Wholesale distribution	1,995	2,409	$3,453	$3,254
All other	—	—	—	—

Total capital expenditures	1,995	2,409	$3,453	$3,254

Identifiable assets at April 2, 2016 and March 28, 2015
Wholesale distribution	765,850	798,579	$765,850	$798,579
Discontinued operations	—	123,317	—	123,317
All other	24,229	24,346	24,229	24,346

Total identifiable assets	$790,079	$946,242	$790,079	$946,242

6.    NOTES PAYABLE

On December 28, 2015, the Company entered into a consent and waiver (the “Consent”) among the Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”). The Consent relates to certain requirements of the Amended and Restated Credit Agreement dated as of June 28, 2013, as amended by the First Amendment and Consent dated as of June 27, 2014 and as further amended by the Second Amendment, Consent and Lender Joinder dated as of December 18, 2014 and the Consent dated as of June 26, 2015 (as so amended, the “Credit Agreement”), among the Company, the lenders party thereto, and the Administrative Agent. The Administrative Agent and the Lenders (as defined in the Credit Agreement) consented to (i) the extension to June 30, 2016 of the deadline for delivery of the annual financial statements required pursuant to the Credit Agreement and certain certificates and information required by the Credit Agreement to be delivered with financial statements required pursuant to the Credit Agreement and (ii) the extension to January 31, 2016 of the deadline for delivery of annual financial projections required pursuant to the Credit Agreement. The financial projections were delivered prior to the January 31, 2016 deadline. The Consent sets forth the Lenders’ waiver of specified Defaults and Events of Default (as those terms are defined in the Credit Agreement) to the extent arising out of any revision or other modification which may be necessitated by determinations made as a result of the Audit Committee Investigation to any writing previously delivered (or which may be delivered prior to June 30, 2016) by a Loan Party (as that term is defined in the Credit Agreement) in accordance with the applicable loan documents, or the effect or consequence of any such revision or other modification. The annual financial statements and associated required certifications have been delivered to the Company’s Administrative Agent and the Lenders, who have confirmed that the Company is now in compliance with the reporting requirements of the relevant loan agreements. See Item 1.01. “Entry into a Material Definitive Agreement – Amendment of Amended and Restated Credit Agreement” of our Current Report on Form 8-K, filed on December 29, 2015, for additional information.

The Company’s outstanding revolver borrowings under the Credit Agreement decreased to $150.0 million at April 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.40% per annum) from $161.8 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum). The Company’s outstanding FILO borrowings under the Credit Agreement were $18.6 million at April 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 3.69% per annum) and $20.7 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum). The Company’s outstanding term loan borrowings under the Credit Agreement were $87.5 million at April 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.43% per annum) and $92.5 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum).

Subsidiary Financing Arrangement

On December 28, 2015, GCC (see Note 4) received consent from California Bank & Trust, as arranger and administrative agent for the Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 as amended by Amendment Number One dated as of June 26, 2015 (as so amended, the “GCC Loan Agreement”), to extend the due date of the covenant requirement to deliver consolidated audited financial statements of the Company to June 30, 2016. The consolidated audited financial statements of the Company and associated certifications have been delivered to California Bank & Trust, which has confirmed that the Company is now in compliance with the reporting requirements of the GCC Loan Agreement.

GCC had no revolving loan borrowings outstanding at April 2, 2016 and October 3, 2015.

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

The Company also sponsors an Executive Salary Protection Plan III (“ESPPIII”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. This plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. This plan was replaced in fiscal 2013 with the Company’s Supplemental Executive Retirement Plan (see discussion below). The Company has informally funded its obligation to plan participants in a rabbi trust, comprised primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statements of earnings (loss). The cash surrender value of such life insurance policies aggregated to $21.3 million and $20.8 million at April 2, 2016 and October 3, 2015, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets. Mutual funds reported at their estimated fair value of $10.8 million and $10.5 million at April 2, 2016 and October 3, 2015, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The assets held in the rabbi trust are not available for general corporate purposes. The rabbi trust is subject to the Company’s creditors’ claims in the event of its insolvency. The trust assets are excluded from ESPPIII plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.” The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $39.7 million and $40.7 million at April 2, 2016 and October 3, 2015, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and officers and provide unused sick leave benefits for certain eligible union employees. Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen weeks and twenty-six weeks ended April 2, 2016 and March 28, 2015 consist of the following:

(dollars in thousands)
	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Service cost	$95	$247	$189	$1,783	$9	$14	$17	$28
Interest cost	2,566	3,030	5,131	6,060	272	303	543	606
Expected return on plan assets	(3,643)	(4,138)	(7,286)	(8,276)	—	—	—	—
Amortization of prior service (credit) cost	(2)	(7)	(3)	(14)	(313)	(2,081)	(624)	(4,162)
Recognized actuarial loss	516	357	1,031	714	(129)	26	(258)	52

Net periodic benefit cost (income)	$(468)	$(511)	$(938)	$267	$(161)	$(1,738)	$(322)	$(3,476)

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

Additionally, the Company anticipates making benefit payments of $4.0 million to participants in the ESPPIII for the 2016 plan year. The Company made benefit payments of $1.7 million to participants in the ESPPIII during the twenty-six weeks ended April 2, 2016 for the 2016 plan year.

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

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized for the purpose of debiting or crediting additional amounts to each participant’s account. The Company informally funds its obligation to plan participants in a rabbi trust, comprised of mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. Mutual funds reported at their estimated fair value of $3.0 million and $2.0 million at April 2, 2016 and October 3, 2015, respectively, are included in other assets in the Company’s consolidated condensed balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $4.0 million and $3.2 million at April 2, 2016 and October 3, 2015, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

The SERP is accounted for pursuant to FASB ASC section 715-70, “Compensation – Retirement Benefits – Defined Contribution Plans” (“ASC 715-70”). SERP participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”). The Company is accruing the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service). The related benefit expense was $0.9 million and $0.7 million for the twenty-six weeks ended April 2, 2016 and March 28, 2015, respectively.

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

9.     ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

The balance and components of the change in accumulated other comprehensive earnings (loss), net of taxes, are as follows:

(dollars in thousands)
	Unrealized Net Holding Gain (Loss) on Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans Items	Total
Beginning balance, October 3, 2015	$(533)	$(71,697)	$(72,230)

Other comprehensive earnings (loss) before reclassifications	173	94	267
Reclassification adjustment for gains (losses) included in net earnings (loss)	—	—	—

Net current period other comprehensive (loss) gain	173	94	267

Ending balance, April 2, 2016	$(360)	$(71,603)	$(71,963)

The reclassifications out of accumulated other comprehensive earnings (loss) for the thirteen weeks ended April 2, 2016 and March 28, 2015 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Thirteen Weeks Ended
	April 2, 2016	March 28, 2015
Unrealized net holding gain (loss) on investments:
Realized gains (losses) – Wholesale Distribution segment	$—	$(21)	Distribution, selling and administrative expenses

	—	(21)	Earnings (loss) before income taxes
	—	8	Income taxes

	$—	$(13)	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	$314	$2,088	(a)
Amortization of actuarial losses	(387)	(383)	(a)

	(73)	1,705	Earnings (loss) before income taxes
	26	(602)	Income taxes

	$(47)	$1,103	Net earnings (loss)

Total reclassifications for the period	$(47)	$1,090	Net earnings (loss)

The reclassifications out of accumulated other comprehensive earnings (loss) for the twenty-six weeks ended April 2, 2016 and March 28, 2015 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Twenty-Six Weeks Ended
	April 2, 2016	March 28, 2015
Unrealized net holding gain (loss) on investments:
Realized gains (losses) – Wholesale Distribution segment	$—	$(36)	Distribution, selling and administrative expenses

	—	(36)	Earnings (loss) before income taxes
	—	13	Income taxes

	$—	$(23)	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	$628	$4,176	(a)
Amortization of actuarial losses	(774)	(766)	(a)

	(146)	3,410	Earnings (loss) before income taxes
	52	(1,204)	Income taxes

	$(94)	$2,206	Net earnings (loss)

Total reclassifications for the period	$(94)	$2,183	Net earnings (loss)

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

Effective March 22, 2016, the Company entered into a commitment with Jon’s Markets, a Member affiliated with John Berberian, a Unified Member-Director, to fund a twenty-six week inventory loan for $500,000. Funding for the loan is expected to take place May 13, 2016. In addition, we renewed supply agreements with Super Center Concepts, a Member affiliated with Mimi Song, a Unified Member-Director and Yucaipa Trading Co., a Member affiliated with Jay McCormack, a Unified Member-Director, which were extended into 2019 and 2020, respectively.

As of the date of this report, other than as indicated above, there have been no material changes to the related party transactions disclosed in Note 20 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2015.

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

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan III, Supplemental Executive Retirement Plan and deferred compensation plan (see Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the twenty-six weeks ended April 2, 2016, net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in the value of life insurance and mutual fund assets, respectively. The decline in such assets is deemed by management to be temporary in nature.

RECENT DEVELOPMENTS

Audit Committee Investigation. In September 2014, the Audit Committee of the Company’s Board of Directors announced that it was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries and related matters (the “Audit Committee Investigation”). We incurred approximately $5.5 million in expenses through the fiscal year ended October 3, 2015 and $2.1 million for the twenty-six weeks ended April 2, 2016 in connection with the Audit Committee Investigation. Approximately $0.7 million and $0.2 million, respectively, of these expenses were included in our loss on sale of our discontinued operations for the fiscal year ended October 3, 2015 and the twenty-six weeks ended April 2, 2016 as further discussed below. For additional information on the Audit Committee Investigation, see Part I, Item 1, “Business – Explanatory Note,” Part I, Item 1, “Business –Audit Committee Investigation,” Note 2, “Audit Committee Investigation,” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended October 3, 2015.

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

Sales and Earnings Highlights – Fiscal 2016.    During the twenty-six weeks ended April 2, 2016, net sales increased in our Wholesale Distribution segment compared to the same period in fiscal 2015 primarily through the growth in sales to existing customers, the addition of sales to Haggen’s Pacific Southwest stores (through

November 21, 2015), and the addition of new customers, which were partially offset by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.

The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior year period.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
Fiscal Period Ended	April 2, 2016	March 28, 2015	% Change	April 2, 2016	March 28, 2015	% Change
Net sales	100.0%	100.0%	1.0%	100.0%	100.0%	0.7%
Cost of sales	92.3	93.0	0.2	92.4	92.9	0.2
Distribution, selling and administrative expenses	7.7	7.5	3.4	7.5	7.1	5.6

Operating income	0.0	(0.5)	(93.7)	0.1	(0.0)	*
Interest expense	(0.3)	(0.3)	7.9	(0.2)	(0.3)	(1.1)
Loss on early extinguishment of debt	—	—	—	—	(0.2)	(100.0)
Estimated patronage dividends	(0.2)	(0.2)	63.4	(0.2)	(0.1)	62.5
Income tax (provision) benefit	—	(0.1)	(98.9)	—	. —	(87.6)
Net loss on discontinued operations	—	(0.1)	(146.8)	—	(0.0)	(143.6)

Net loss	(0.5)%	(1.2)%	(55.7)%	(0.3)%	(0.6)%	(44.9)%

*	% change not meaningful

We present sales and cost of sales related to certain transactions involving vendor direct arrangements on a net basis to conform to ASC 605-45-45. Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. These transactions are reported within our Wholesale Distribution segment. “Gross billings,” an internal financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, were $941.0 million for the thirteen weeks ending April 2, 2016 as compared to $931.8 million in the thirteen weeks ending March 28, 2015, an increase of $9.2 million, or 1.0%. By comparison, net sales (which do not include gross billings through vendor direct arrangements) increased 1.0% for the same periods. Gross billings were $1.940 billion for the twenty-six week 2016 Period as compared to $1.926 billion in the twenty-six week 2015 Period, an increase of $14.0 million, or 0.7%. Similarly, net sales (which do not include gross billings through vendor direct arrangements) increased 0.7% for the same periods.

THIRTEEN WEEK PERIOD ENDED APRIL 2, 2016 (“2016 13-WEEK PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED MARCH 28, 2015 (“2015 13-WEEK PERIOD”)

Overview of the 2016 13-Week Period.    We experienced an overall net sales increase of $8.7 million, or 1.0%, to $915.1 million for the 2016 13-Week Period as compared to $906.4 million for the 2015 13-Week Period. Our net sales for the Wholesale Distribution segment increased to $914.8 million, or 0.9%, for the comparable 2016 and 2015 13-Week Periods. We increased sales primarily through the growth in sales to existing customers and the addition of new customers, which were partially offset by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers. Effective November 21, 2015, we are no longer supplying product to Haggen’s Pacific Southwest stores. Accordingly, we do not expect the sales to Haggen to continue at the levels generated in the first quarter of fiscal 2016. Net sales in our All Other business activities were relatively consistent for the comparable 2016 and 2015 13-Week Periods.

Our consolidated operating income increased $4.6 million to a loss of $0.3 million in the 2016 13-Week Period compared to a loss of $4.9 million in the 2015 13-Week Period.

The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income increased $4.6 million to a loss of $0.4 million in the 2016 13-Week Period compared to a loss of $5.0 million in the 2015 13-Week Period. This increase in earnings was primarily due to improved margins in both our perishable and non-perishable product lines.

•

All Other:    Operating income in our All Other business activities reflected earnings of $0.1 million in both the 2016 and 2015 13-Week Periods. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2016 and 2015 13-Week Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Thirteen Weeks Ended April 2, 2016		Thirteen Weeks Ended March 28, 2015
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$940,729	—	$931,489	—	$9,240
Less: Gross billings through vendor direct arrangements	(25,958)	—	(25,361)	—	(597)

Net sales	914,771	100.0%	906,128	100.0%	8,643
Cost of sales	844,584	92.3	842,876	93.0	1,708
Distribution, selling and administrative expenses	70,641	7.7	68,339	7.5	2,302

Operating income	$(454)	0.0%	$(5,087)	(0.6)%	$4,633

All Other

(dollars in thousands)

	Thirteen Weeks Ended April 2, 2016		Thirteen Weeks Ended March 28, 2015
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$377	—	$359	—	$18
Inter-segment eliminations	(79)	—	(92)	—	13

Net sales	298	100.0%	267	100.0%	31
Selling and administrative expenses	160	53.7	159	59.6	1

Operating income	$138	46.3%	$108	40.4%	$30

Net sales.    Consolidated net sales increased $8.7 million, or 1.0%, to $915.1 million in the 2016 13-Week Period compared to $906.4 million for the 2015 13-Week Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings increased $9.2 million to $940.7 million in the 2016 13-Week Period compared to $931.5 million for the 2015 13-Week Period. Significant components of this increase are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Increase in gross billings to continuing customers	$26.0
New customers	7.9
Decrease in meat pricing due to decline in commodity cost	(24.7)

Change in gross billings	$9.2

Our customer base continues to be impacted by consumers who are highly price sensitive, seek lower-cost alternatives in their grocery purchases and have shown a willingness to shop at multiple stores for grocery products, including discounters and other non-traditional format stores. Although we increased sales primarily through the growth in sales to existing customers and the addition of new customers, this trend continues to have an adverse impact on gross billings as well as pressuring profit margins. Our sales improvements in the 2016 13-Week Period were partially offset by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.

•	All Other: Net sales were $0.3 million in both the 2016 and 2015 13-Week Periods.

Cost of sales (including underwriting expenses).    Consolidated cost of sales were $844.6 million for the 2016 13-Week Period and $842.9 million for the 2015 13-Week Period and comprised 92.3% and 93.0% of consolidated net sales for the 2016 and 2015 13-Week Periods, respectively. Factors impacting cost of sales were as follows:

•

Wholesale Distribution Segment:    Cost of sales increased $1.7 million to $844.6 million in the 2016 13-Week Period compared to $842.9 million in the 2015 13-Week Period. As a percentage of Wholesale Distribution net sales, cost of sales were 92.3% and 93.0% for the 2016 and 2015 13-Week Periods, respectively.

•

We experienced increased margins in the perishable and non-perishable product lines resulting from improvements in the dairy operation and reduced product costs, resulting in a 0.3% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 13-Week Period compared to the 2015 13-Week Period.

•	Vendor related activity resulted in a 0.4% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 13-Week Period compared to the 2015 13-Week Period.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $70.8 million in the 2016 13-Week Period compared to $68.5 million in the 2015 13-Week Period, reflecting an increase of $2.3 million, and comprised 7.7% and 7.5% of net sales for the 2016 and 2015 13-Week Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $2.3 million to $70.6 million in the 2016 13-Week Period compared to $68.3 million in the 2015 13-Week Period, and comprised 7.7% and 7.5% of Wholesale Distribution net sales for the 2016 and 2015 13-Week Periods, respectively.

•

Employee Pension and Postretirement Benefits:    During the 2016 13-Week Period, we experienced an increase of $1.5 million, or 0.1% as a percent of Wholesale Distribution net sales, in non-union employee postretirement benefit expenses, primarily due to a reduction in the amortization of prior service credits that arose from changes in our retiree medical program, as certain of these prior service credits were fully utilized in our fiscal year ended October 3, 2015.

•

Audit Committee Investigation Expenses:    During the 2016 13-week period, the expense related to the Audit Committee Investigation decreased $0.4 million, but was zero as a percent of Wholesale Distribution net sales. Total Audit Committee Investigation expenses for the 2016 13-week period were $1.3 million compared to $1.7 million for the same period in the prior year. These expenses are comprised primarily of legal and audit fees. The Company anticipates that these expenses will continue to diminish during fiscal 2016.

•

General Expenses:    During the 2016 13-Week Period, general expenses increased $1.2 million, or 0.1% as a percent of Wholesale Distribution net sales. The increase in general expenses was primarily due to increased workers’ compensation costs and logistics costs related to the support of Haggen’s Pacific Southwest stores, in addition to expanding our business into our new Stockton facility as we began selling general merchandise, health, beauty and wellness products to Raley’s and other customers commencing in the second quarter of fiscal 2015.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million for both the 2016 and 2015 13-Week Periods.

Interest.    Interest expense increased $0.2 million to $2.5 million in the 2016 13-Week Period compared to $2.3 million for the 2015 13-Week Period and comprised 0.3% of consolidated net sales for both the 2016 and 2015 13-Week Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) was $2.4 million in the 2016 13-Week Period compared to $2.2 million in the 2015 13-Week Period.

•

Weighted Average Borrowings:    Interest expense increased $0.1 million in the 2016 13-Week Period from the 2015 13-Week Period as a result of higher outstanding debt. Weighted average borrowings increased by $10.4 million primarily due to increases in non-working capital items such as costs incurred during fiscal 2015 in preparing for anticipated increased business and resulting wind down with Haggen, Audit Committee Investigation costs and stock repurchases made in the current fiscal year, partially offset by net proceeds received from the sale of our discontinued operations.

•

Interest Rates:    Interest expense increased $0.1 million in the 2016 13-Week Period from the 2015 13-Week Period. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company and the term loan, was 3.2% and 3.1% for the 2016 and 2015 13-Week Periods, respectively. The rate increase was due to the recent overall market rate change, partially offset by lower effective rates on Unified’s revolving line of credit and the debt refinancing that occurred in December 2014, which replaced the remaining senior secured notes with variable rate term debt.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.1 million for both the 2016 and 2015 13-Week Periods.

Estimated patronage dividends.    Estimated patronage dividends for the 2016 13-Week Period were $2.2 million, compared to estimated patronage dividends of $1.4 million in the 2015 13-Week Period. Estimated patronage dividends for the 2016 and 2015 13-Week Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2016 and 2015 13-Week Periods, respectively, we had patronage earnings of $2.0 million and $1.2 million in the Southern California Dairy Division, $0.2 million and $0.2 million in the Pacific Northwest Dairy Division and no patronage earnings in the Cooperative Division. The Southern California Dairy Division implemented operational improvements in the second half of fiscal 2015, resulting in higher patronage earnings due to improved margins in addition to lower operating expenses during the 2016 13-Week Period compared to the 2015 13-Week Period. The Cooperative Division experienced a loss in the 2016 13-Week Period due primarily to increased workers’ compensation costs and increased logistics costs, partially offset by improved margins in both our perishable and non-perishable product lines. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash. Commencing in July 2016, as discussed in “Recent Developments,” we will no longer pay patronage dividends on sales of dairy products from the Southern California Dairy Division and the Pacific Northwest Dairy Division.

Income taxes.    Our effective income tax rate was (0.3)% for the 2016 13-Week Period compared to (10.0)% for the 2015 13-Week Period. The negative effective rates for the 2016 and 2015 13-Week Periods are due to valuation allowances provided to offset the income tax benefits associated with the 2016 and 2015 13-Week Period pre-tax losses.

TWENTY-SIX WEEK PERIOD ENDED APRIL 2, 2016 (“2016 26-WEEK PERIOD”) COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED MARCH 28, 2015 (“2015 26-WEEK PERIOD”)

Overview of the 2016 26-Week Period.    We experienced an overall net sales increase of $13.8 million, or 0.7%, to $1.888 billion for the 2016 26-Week Period as compared to $1.874 billion for the 2015 26-Week Period. Our net sales for the Wholesale Distribution segment increased $13.7 million, or 0.7%, for the comparable 2016 and 2015 13-Week Periods. We increased sales primarily through the growth in sales to existing customers, the addition of sales to Haggen’s Pacific Southwest stores, and the addition of new customers, which were partially offset by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers. Effective November 21, 2015, we are no longer supplying product to Haggen’s Pacific Southwest stores. Accordingly, we do not expect the sales to Haggen to continue at the levels generated in the thirteen weeks ended January 2, 2016. Net sales in our All Other business activities were relatively consistent for the comparable 2016 and 2015 26-Week Periods.

Our consolidated operating income increased $3.1 million to earnings of $2.9 million in the 2016 26-Week Period compared to a loss of $0.2 million in the 2015 26-Week Period.

The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:    The Wholesale Distribution segment’s operating income increased $3.0 million to earnings of $2.6 million in the 2016 26-Week Period compared to a loss of $0.4 million in the 2015 26-Week Period. This increase in earnings was primarily due to improved margins in both our perishable and non-perishable product lines.

•

All Other:    Operating income in our All Other business activities reflected earnings of $0.3 million and $0.2 million in the 2016 and 2015 26-Week Periods, respectively. All Other business activities primarily consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2016 and 2015 26-Week Periods.

Wholesale Distribution Segment

(dollars in thousands)

	Twenty-Six Weeks Ended April 2, 2016		Twenty-Six Weeks Ended March 28, 2015
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$1,939,681	—	$1,925,761	—	$13,920
Less: Gross billings through vendor direct arrangements	(52,339)	—	(52,138)	—	(201)

Net sales	1,887,342	100.0%	1,873,623	100.0%	13,719
Cost of sales	1,744,068	92.4	1,740,916	92.9	3,152
Distribution, selling and administrative expenses	140,636	7.5	133,113	7.1	7,523

Operating income	$2,638	0.2%	$(406)	0.0%	$3,044

All Other

(dollars in thousands)

	Twenty-Six Weeks Ended April 2, 2016		Twenty-Six Weeks Ended March 28, 2015
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$812	—	$780	—	$32
Inter-segment eliminations	(220)	—	(240)	—	20

Net sales	592	100.0%	540	100.0%	52
Selling and administrative expenses	315	53.2	311	57.6	4

Operating income	$277	46.8%	$229	42.4%	$48

Net sales.    Consolidated net sales increased $13.8 million, or 0.7%, to $1.888 billion in the 2016 26-Week Period compared to $1.874 billion for the 2015 26-Week Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:    Wholesale Distribution gross billings increased $13.9 million to $1.940 billion in the 2016 26-Week Period compared to $1.926 billion for the 2015 26-Week Period. Significant components of this increase are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Increase in gross billings to continuing customers	$43.8
Haggen new business	13.1
New customers	14.6
Decrease in meat pricing due to decline in commodity cost	(57.6)

Change in gross billings	$13.9

Our customer base continues to be impacted by consumers who are highly price sensitive, seek lower-cost alternatives in their grocery purchases and have shown a willingness to shop at multiple stores for grocery products, including discounters and other non-traditional format stores. Although we increased sales primarily through the growth in sales to existing customers, the addition of sales to Haggen’s Pacific Southwest stores, and the addition of new customers, this trend continues to have an adverse impact on gross billings as well as pressuring profit margins. Additionally, we do not expect the sales to Haggen to continue at the levels generated in the thirteen weeks ended January 2, 2016. Our sales improvements in the 2016 26-Week Period were partially offset by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.

•	All Other: Net sales were $0.6 million for the 2016 26-Week Period and $0.5 million for the 2015 26-Week Period, respectively.

Cost of sales (including underwriting expenses).    Consolidated cost of sales were $1.744 billion for the 2016 26-Week Period and $1.741 billion for the 2015 26-Week Period and comprised 92.4% and 92.9% of consolidated net sales for the 2016 and 2015 26-Week Periods, respectively. Factors impacting cost of sales were as follows:

•

Wholesale Distribution Segment:    Cost of sales increased $3.2 million to $1.744 billion in the 2016 26-Week Period compared to $1.741 billion in the 2015 26-Week Period. As a percentage of Wholesale Distribution net sales, cost of sales were 92.4% and 92.9% for the 2016 and 2015 26-Week Periods, respectively.

•

We experienced increased margins in the perishable and non-perishable product lines resulting from improvements in the dairy operation and reduced product costs, resulting in a 0.25% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 26-Week Period compared to the 2015 26-Week Period.

•	Vendor related activity resulted in a 0.25% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 26-Week Period compared to the 2015 26-Week Period.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses were $140.9 million in the 2016 26-Week Period compared to $133.4 million in the 2015 26-Week Period, reflecting an increase of $7.5 million, and comprised 7.5% and 7.1% of net sales for the 2016 and 2015 26-Week Periods, respectively. Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:    Distribution, selling and administrative expenses increased $7.5 million to $140.6 million in the 2016 26-Week Period compared to $133.1 million in the 2015 26-Week Period, and comprised 7.5% and 7.1% of Wholesale Distribution net sales for the 2016 and 2015 26-Week Periods, respectively.

•

Employee Pension and Postretirement Benefits:    During the 2016 26-Week Period, we experienced an increase of $2.9 million, or 0.2% as a percent of Wholesale Distribution net sales, in non-union employee postretirement benefit expenses, primarily due to a reduction in the amortization of prior service credits that arose from changes in our retiree medical program, as certain of these prior service credits were fully utilized in our fiscal year ended October 3, 2015.

•

Audit Committee Investigation Expenses:    During the 2016 26-week period, expenses related to the Audit Committee Investigation decreased $0.2 million, but were zero as a percent of Wholesale Distribution net sales. Total Audit Committee Investigation expenses for the 2016 26-week period were $1.8 million compared to $2.0 million for the same period in the prior year. These expenses are comprised primarily of legal and audit fees. The Company anticipates that these expenses will continue to diminish during fiscal 2016.

•

General Expenses:    During the 2016 26-Week Period, general expenses increased $4.8 million, or 0.2% as a percent of Wholesale Distribution net sales. The increase in general expenses was primarily due to increased workers’ compensation costs and increased logistics costs related to the support of Haggen’s Pacific Southwest stores, in addition to expanding our business into our new Stockton facility as we began selling general merchandise, health, beauty and wellness products to Raley’s and other customers commencing in the second quarter of fiscal 2015.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.3 million for both the 2016 and 2015 Periods.

Interest.    Interest expense was $5.0 million in both the 2016 and 2015 26-Week Periods, and comprised 0.3% of consolidated net sales for both the 2016 and 2015 26-Week Periods. Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) was $4.8 million for both the 2016 26-Week Period and the 2015 26-Week Period.

•

Weighted Average Borrowings:    Interest expense increased $0.2 million in the 2016 26-Week Period from the 2015 26-Week Period as a result of higher outstanding debt. Weighted average borrowings increased by $13.3 million primarily due to increases in non-working capital items such as costs incurred during fiscal 2015 in preparing for anticipated increased business and resulting wind down with Haggen, Audit Committee Investigation costs and stock repurchases made in the current fiscal year, partially offset by net proceeds received from the sale of our discontinued operations.

•

Interest Rates:    Interest expense decreased $0.2 million in the 2016 26-Week Period from the 2015 26-Week Period. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, the term loan and the senior secured notes (2015 26-Week Period only), was 3.1% and 3.3% for the 2016 and 2015 26-Week Periods, respectively. The rate decrease was due to lower effective rates on Unified’s revolving line of credit and the debt refinancing in December 2014, which replaced the remaining senior secured notes with variable rate term debt, partially offset by a recent increase in overall market rates.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the period would have resulted in a $0.4 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.2 million for both the 2016 and 2015 26-Week Periods.

Loss on early extinguishment of debt.    As discussed in “Outstanding Debt and Other Financing Arrangements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, during the 2015 26-Week Period, we incurred a Make-Whole Amount of $3.0 million in conjunction with the prepayment of $48.5 million of our remaining senior secured notes pursuant to our Amended and Restated Note Purchase Agreement dated as of January 3, 2006, as amended, with the then-current noteholders and John Hancock Life Insurance Company (U.S.A.), acting in its capacity as collateral agent for the then-current noteholders. As a result of the prepayment of the remaining senior secured notes, we recorded a loss on early debt extinguishment of $3.2 million during the first quarter of fiscal year 2015. This amount is comprised of the $3.0 million Make-Whole Amount plus the write-off of unamortized fees associated with the prepayment of the senior secured notes of $0.2 million.

Estimated patronage dividends.    Estimated patronage dividends for the 2016 26-Week Period were $4.6 million, compared to estimated patronage dividends of $2.9 million in the 2015 26-Week Period. Estimated patronage dividends for the 2016 and 2015 26-Week Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2016 and 2015 26-Week Periods, respectively, we had patronage earnings of $4.3 million and $2.5 million in the Southern California Dairy Division, $0.3 million and $0.4 million in the Pacific Northwest Dairy Division and no patronage earnings in the Cooperative Division. The Southern California Dairy Division implemented operational improvements in the second half of fiscal 2015, resulting in higher patronage earnings due to improved margins in addition to lower operating expenses during the 2016 26-Week Period compared to the 2015 26-Week Period. The Cooperative Division experienced a loss in the 2016 26-Week Period due primarily to increased workers’ compensation costs and increased logistics costs, partially offset by improved margins in both our perishable and non-perishable product lines. Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash. Commencing in July 2016, as discussed in “Recent Developments,” we will no longer pay patronage dividends on sales of dairy products from the Southern California Dairy Division and the Pacific Northwest Dairy Division.

Income taxes.    Our effective income tax rate was (0.4)% for the 2016 26-Week Period compared to (1.1) % for the 2015 26-Week Period. The negative effective rates for the 2016 and 2015 26-Week Periods are due to valuation allowances provided to offset the income tax benefits associated with the 2016 and 2015 26-Week Period pre-tax losses.

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

At April 2, 2016, we had $0.8 million of tendered Class A Shares, $28.9 million of tendered Class B Shares and $1.8 million of eligible Class E Shares pending redemption or repurchase, whose redemption or repurchase is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see Part I, Item 1. “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares” of our Annual Report on Form 10-K for the year ended October 3, 2015 for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated condensed balance sheets. Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets. At April 2, 2016 and October 3, 2015, we had $9.8 million and $8.0 million, respectively, in “Members’ and Non-Members’ deposits” and $10.1 million and $10.2 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $8.4 million and $8.3 million, respectively, represented Excess Deposits).

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem or repurchase Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next two fiscal years.

On October 7, 2015 (the “Closing Date”), we completed the sale, at a discount to Tangible Book Value (“TBV”) (as defined in the Stock Purchase Agreement), of all of the outstanding shares of our wholly owned subsidiary, Unified Grocers Insurance Services (“UGIS”), to AmTrust Financial Services, Inc. (“AmTrust”) pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and AmTrust dated as of April 16, 2015. As of the Closing Date, UGIS owned all of the outstanding shares of the capital stock of Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda). We refer to UGIS, Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda) collectively as the “Acquired Companies.”

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

CASH FLOW

We had positive cash flow from operating and investing activities during the 2016 26-Week Period. Cash from operating and investing activities was used for financing activities, including investing in our infrastructure. We also reinvested proceeds from the sale of our discontinued operations to pay down debt and accounts payable.

As a result of these activities, net cash, consisting of cash and cash equivalents, was $5.6 million as of April 2, 2016 compared to $3.1 million as of October 3, 2015.

Our discontinued operations provided cash of $0.2 million in the 2016 26-Week Period compared to cash utilized of $0.3 million in the 2015 26-Week Period. Cash provided in the 2016 26-Week Period resulted from the final sales price adjustment related to the sale of our former insurance subsidiaries, offset by expenses incurred relative to the sale of the former insurance subsidiaries. In the 2015 26-Week Period, discontinued operations utilized cash of $0.3 million for expenses related to the sale of the former insurance subsidiaries.

The following table summarizes the impact of operating, investing and financing activities on our cash flows from continuing operations for the 2016 and 2015 26-Week Periods:

(dollars in thousands)
Summary of Net Increase in Total Cash from Continuing Operations	2016	2015	Difference
Cash utilized by continuing operating activities	$16,629	$12,608	$4,021
Cash provided (utilized) by investing activities	11,599	(11,671)	23,270
Cash (utilized) provided by financing activities	(25,706)	398	(26,104)

Total increase in cash from continuing operations	$2,522	$1,335	$1,187

Net cash flows from continuing operating, investing and financing activities increased by $1.2 million, resulting in a $2.5 million increase in cash for the 2016 Period compared to an increase of $1.3 million in cash for the 2015 Period. The increase in net cash flow for the 2016 Period consisted of cash provided by operating activities of $16.6 million and investing activities of $11.6 million, offset by cash utilized from financing activities of $25.7 million. The primary factors contributing to the changes in cash flow are discussed below. At April 2, 2016 and October 3, 2015, working capital was $126.5 million and $161.7 million, respectively, and the current ratio was 1.4 at April 2, 2016 and October 3, 2015.

Operating Activities:    Net cash provided by continuing operating activities increased by $4.0 million to $16.6 million provided in the 2016 26-Week Period compared to $12.6 million provided in the 2015 26-Week Period. The increase in cash provided by continuing operating activities compared to the 2015 26-Week Period was attributable to (1) an increase between the periods in cash received from collection of accounts receivable of $12.8 million, (2) an increase in net cash flows related to decreased inventories of $57.4 million, (3) an increase in other long term liabilities outstanding of $1.5 million and (4) an increase between the periods in net cash provided by other operating activities of $6.9 million. The foregoing increases of $78.6 million in cash provided were partially offset by (1) cash used to pay accounts payable and accrued liabilities of $71.4 million and (2) an adjustment in the 2015 26-Week Period to reconcile net loss to net cash utilized by operating activities of $3.2 million related to the loss on early extinguishment of debt.

Investing Activities:    Net cash provided by investing activities increased by $23.3 million to $11.6 million in the 2016 26-Week Period compared to cash utilized of $11.7 million in the 2015 26-Week Period. The increase in cash provided by investing activities during the 2016 26-Week Period as compared to the 2015 26-Week Period was due mainly to proceeds of $26.2 million received from the sale of our discontinued insurance operations. Partially offsetting this increase was (1) a decrease in cash provided by net notes receivable activities of $0.2 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing, (2) an increase in other assets between the periods of $2.1 million, primarily related to the changes in the value between the periods of our life insurance assets held in support of employee benefit plans and customer contracts, (3) a decrease in capital expenditures, net of proceeds, between the periods of $0.4 million, and (4) a decrease of $0.2 million in our investment in Western Family Holding Company due to a return of invested capital in the 2015 26-Week Period. Spending on future investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was $25.7 million for the 2016 26-Week Period compared to cash provided of $0.4 million in the 2015 26-Week Period. The net decrease of $26.1 million in cash provided by financing activities for the 2016 26-Week Period as compared to the 2015 26-Week Period was due to a decrease in cash provided of $24.8 million related to lower notes payable repayments, payments of deferred financing fees and payments of debt extinguishment costs in the 2016 26-Week Period compared to the 2015 26-Week Period, partially offset by higher revolver borrowings and additional borrowings under the “first-in last-out” tranche in our credit agreement. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. In addition, there was a net decrease of $1.3 million in cash utilized for the repurchase activity of Members’ shares, partially offset by cash provided by Member and customer deposit activity. Financing to meet future capital spending requirements is expected to be provided by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than items discussed below in “Outstanding Debt and Other Financing Arrangements,” there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the twenty-six week period ended April 2, 2016. See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the twenty-six week period ended April 2, 2016. Amounts outstanding related to our secured credit agreements, senior secured notes and other debt agreements are disclosed below. See “Credit Facilities” and “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information.

Secured Credit Agreements

Credit Agreement – Consent and Waiver

On December 28, 2015, we entered into a consent and waiver (the “Consent”) among the Company, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (“Administrative Agent”). The Consent relates to certain requirements of the Amended and Restated Credit Agreement dated as of June 28, 2013, as amended by the First Amendment and Consent dated as of June 27, 2014 and as further amended by the Second Amendment, Consent and Lender Joinder dated as of December 18, 2014 and the Consent dated as of June 26, 2015 (as so amended, the “Credit Agreement”), among the Company, the lenders party thereto, and the Administrative Agent. The Administrative Agent and the Lenders (as defined in the Credit Agreement) consented to (i) the extension to June 30, 2016 of the deadline for delivery of the annual financial statements required pursuant to the Credit Agreement and certain certificates and information required by the Credit Agreement to be delivered with financial statements required pursuant to the Credit Agreement and (ii) the extension to January 31, 2016 of the deadline for delivery of annual financial projections required pursuant to the Credit Agreement. The financial projections were delivered prior to the January 31, 2016 deadline. The Consent sets forth the Lenders’ waiver of specified Defaults and Events of Default (as those terms are defined in the Credit Agreement) to the extent arising out of any revision or other modification which may be necessitated by determinations made as a result of the Audit Committee Investigation to any writing previously delivered (or which may be delivered prior to June 30, 2016) by a Loan Party (as that term is defined in the Credit Agreement) in accordance with the applicable loan documents, or the effect or consequence of any such revision or other modification. The annual financial statements and associated required certifications have been delivered to the Company’s Administrative Agent and the Lenders, who have confirmed that the Company is now in compliance with the reporting requirements of the relevant loan agreements. See Item 1.01. “Entry into a Material Definitive Agreement – Amendment of Amended and Restated Credit Agreement” of our Current Report on Form 8-K, filed on December 29, 2015, for additional information.

Our outstanding revolver borrowings under the Credit Agreement decreased to $150.0 million at April 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.40% per annum) from $161.8 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum), with access to approximately $119.5 million of additional capital available under the Credit Agreement (based on the amounts indicated above and subject to applicable reserves and borrowing base limitations) to fund our continuing operations and capital spending requirements for the foreseeable future. Our outstanding FILO borrowings under the Credit Agreement were $18.6 million at April 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 3.69% per annum) and $20.7 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum). Our outstanding term loan borrowings under the Credit Agreement were $87.5 million at April 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.43% per annum) and $92.5 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum). As of April 2, 2016, we are in compliance with all applicable covenants of the Credit Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

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

On December 28, 2015, GCC received consent from CBT for the GCC Loan Agreement to extend the due date of the covenant requirement to deliver our consolidated audited financial statements to June 30, 2016. The consolidated audited financial statements and associated certifications of the Company have been delivered to California Bank & Trust, which has confirmed that the Company is now in compliance with the reporting requirements of the GCC Loan Agreement.

GCC had no revolving loan borrowings outstanding at April 2, 2016 and October 3, 2015. As of April 2, 2016, we are in compliance with all applicable covenants of the GCC Loan Agreement. While we are currently not in violation of any required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

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

Other Debt Agreements

During fiscal 2013, we entered into three secured credit facilities to finance our purchase of tractors. These agreements bear interest at a rate of 2.2% and mature in fiscal 2018. At April 2, 2016 and October 3, 2015, respectively, the outstanding loan balance under the three agreements totaled $1.1 million and $1.4 million.

Capital Lease Agreements

During fiscal 2015, we entered into three capital lease agreements for equipment purchases. Two of the capital lease agreements bear an interest rate of 2.09% and one capital lease agreement bears an interest rate of 2.26%. The three capital lease agreements mature in fiscal 2020. At April 2, 2016 and October 3, 2015, respectively, the outstanding loan balance under the three capital leases totaled $1.9 million and $2.1 million.

During fiscal 2016, we entered into two capital lease agreements for equipment purchases. These capital lease agreements bear an interest rate of 2.10% and mature in fiscal 2021. At April 2, 2016, the outstanding balance under the two capital lease agreements totaled $1.3 million.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for redemption and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption or repurchase are considered by the Board on an annual basis, usually in December. Class E Shares will only be repurchased upon approval of the Board or upon sale or liquidation of the Company, and the repurchase price for the Class E Shares is fixed at their stated value of $100 per share. The Class E Shares become eligible for repurchase at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for repurchase between the end of fiscal 2013 and the end of fiscal 2018. There were no redemptions of Class A or Class B Shares during the twenty-six week period ended April 2, 2016. The Company repurchased 78,745 Class E Shares, which were eligible for repurchase in fiscal 2014 and 2015, for approximately $7.9 million during the twenty-six week period ended April 2, 2016.

See Part I, Item 1. “Business – Capital Shares – Classes of Shares” and Part I, Item 1. “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares” of our Annual Report on Form 10-K for the year ended October 3, 2015 for a fuller description and additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

We sponsor a cash balance plan (“Unified Cash Balance Plan”). The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all of our employees who are not subject to a collective bargaining agreement. Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on their years of service with us. Participants’ balances receive an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%. Our funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes. Through December 31, 2014, all of our qualifying employees not subject to a collective bargaining agreement accrued benefits pursuant to the Unified Cash Balance Plan. Prior to the end of fiscal 2014, we amended the Unified Cash Balance Plan to close the plan to new entrants effective December 31, 2014. In addition, the plan was frozen effective December 31, 2014 such that current participants will no longer be credited with any future benefit accruals based on their years of service and pensionable compensation after that date. The annual interest credit as described above will continue for participants active in the plan as of December 31, 2014. Selected groups of vested terminated participants were each given one-time opportunities to elect a lump sum distribution of their benefits from the plan’s assets or immediate receipt of an annuity in December 2015 and December 2014. As a result, benefit payments of $8.7 million and $7.9 million, respectively, were distributed from the plan’s assets to those participants who elected such option prior to the end of our second quarters ended April 2, 2016 and March 28, 2015.

We also sponsor an Executive Salary Protection Plan (“ESPPIII”) for our executive officers that provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer with us. This plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. We have internally funded our obligation to plan participants in a rabbi trust (not considered plan assets for actuarial valuation purposes), consisting primarily of life insurance policies tied to underlying investments in the equity market (reported at cash surrender value) and mutual fund assets consisting of various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices).

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

Our net periodic benefit plan credit for our combined pension and other postretirement benefits was approximately $1.3 million and $3.2 million for the thirteen weeks ended April 2, 2016 and March 28, 2015, respectively.

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

Additionally, we anticipated making benefit payments of $4.0 million to participants in the ESPPIII for the 2016 plan year. We made benefit payments of $1.7 million to participants in the ESPPIII during the twenty-six weeks ended April 2, 2016 for the 2016 plan year.

Benefit expense for the SERP is accrued under the assumption that all participants in the SERP will achieve full vesting (five years of service). Our benefit expense was $0.9 million and $0.7 million for the twenty-six weeks ended April 2, 2016 and March 28, 2015, respectively. See Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.    Our operating results are highly dependent upon maintaining or growing our sales to our customers. Our largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, constituted approximately 16% of our total net sales for the twenty-six week period ended April 2, 2016. In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 53% of our total net sales in fiscal 2015. Our top ten customers constituted approximately 51% of our total net sales for the twenty-six week period ended April 2, 2016. A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results. For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us. Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012. We have also experienced an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2015, an average decline of 5.7% per year in our membership base. We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Additionally, we are exposed to risk to master landlords if subtenants default under their subleases with us. The customer with the largest accounts receivable balance, Smart & Final, Inc., constituted approximately 8% of total accounts receivable at April 2, 2016 and at October 3, 2015, respectively. Our ten customers with the largest accounts receivable balances accounted for approximately 43% of total accounts receivable at April 2, 2016 and at October 3, 2015, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the twenty-six weeks ended April 2, 2016, approximately 70% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1, “Business – Capital Shares” and Part I, Item 1, “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 3, 2015.

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). During the twenty-six weeks ended April 2, 2016, we did not redeem any Class B Shares that had been tendered at the close of fiscal 2015, leaving 94,593 Class B Shares, or 23% of our outstanding Class B Shares at the close of fiscal 2015, which have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 21%, 17% and 16% of our outstanding Class B Shares at the close of fiscal 2014, 2013 and 2012, respectively, as we have (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2015, 2014, 2013 and 2012. The increase in the number of shares our Members have sought to redeem has been driven by our having an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2015, an average decline of 5.7% per year in our membership base. Our annual redemption rate has been less than the 5% limit in recent years due in significant part to our Board deciding to conserve capital during years of limited profit or a net loss. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. In addition, our ability to attract and issue shares to new Members, or redeem shares held by terminated Members and excess shares held by Members, has been impacted by the Audit Committee Investigation. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock. See Part II, Item 8, “Financial Statements and Supplementary Data – Note 12” of our Annual Report on Form 10-K for the year ended October 3, 2015 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1, “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares,” Part I, Item 1, “Business – Customer Deposits” and Part I, Item 1, “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 3, 2015. These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members may decide not to become Members.

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

As of April 2, 2016, we believe we have sufficient cash flow from operations and availability under the credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018. However, if access to operating cash or to the credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system in 2008-2009 triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in the fair value of plan assets during fiscal 2008. The value of the plan’s investment portfolio increased in fiscal 2012, 2013 and 2014, declined in 2015 and increased for the twenty-six weeks ended April 2, 2016. The values of the plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at April 2, 2016 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $2.6 million. See Note 3 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. During the twenty-six weeks ended April 2, 2016, net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in life insurance and mutual fund assets, respectively. The decline in such assets is deemed by management to be temporary in nature.

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

Background of Audit Committee Investigation

As discussed in Part I, Item 1, “Business – Explanatory Note” and Part I, Item 1, “Business –Audit Committee Investigation,” of our Annual Report on Form 10-K for the year ended October 3, 2015, in its Notification of Late Filing on Form 12b-25 dated December 19, 2014 with respect to the Company’s Annual Report on Form 10-K for the year ended September 27, 2014, the Company announced that the Audit Committee was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters (the “Audit Committee Investigation”).

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

Evaluation of Disclosure Controls and Procedures

As discussed in Part I, Item 1, “Business – Explanatory Note” and Part I, Item 1, “Business – Audit Committee Investigation,” of our Annual Report on Form 10-K for the year ended October 3, 2015, in connection with the Audit Committee Investigation, management evaluated the design and effectiveness of our disclosure controls and procedures and the effectiveness of the Company’s internal control over financial reporting as of the fiscal year ended October 3, 2015. Management has also performed such evaluation as of the end of the period covered by this report. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of these material weaknesses, we have concluded that our disclosure controls and procedures were not effective as of April 2, 2016.

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

Under the supervision and with the participation from management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with the preparation and filing of this Form 10-Q, and in conjunction with the findings of the Audit Committee Investigation described above, the Company’s management has evaluated the effectiveness of our internal control over financial reporting as of April 2, 2016 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of April 2, 2016.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon such evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of April 2, 2016 related to:

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

As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of April 2, 2016.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 3, 2016 – January 30, 2016	— Shares	$—
January 31, 2016 – February 27, 2016	45,967 Class E Shares	$100.00
February 28, 2016 – April 2, 2016	32,778 Class E Shares	$100.00

Total	78,745 Class E Shares	$100.00

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herein.

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