Form 10-Q
period 2016-07-02
UNIFIED GROCERS, INC.
filed 2016-08-15
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 2, 2016

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

(323) 264-5200

(Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 30, 2016, the number of shares outstanding was:

Class A: 122,500 shares; Class B: 410,537 shares; Class C: 15 shares; Class E: 116,532 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)
	July 2,	October 3,
	2016	2015
Assets

Current assets:
Cash and cash equivalents	$2,505	$3,056
Accounts and current portion of notes receivable, net of allowances of $3,760 and $4,171 at July 2, 2016 and October 3, 2015, respectively	195,518	191,744
Inventories	244,660	279,576
Prepaid expenses and other current assets	9,815	10,814
Deferred income taxes	9,210	9,210
Assets of discontinued operations – current	—	125,904
Total current assets	461,708	620,304
Properties and equipment, net	159,878	163,808
Investments	12,729	13,069
Notes receivable, less current portion and net of allowances of $20 and $54 at July 2, 2016 and October 3, 2015, respectively	15,601	17,523
Goodwill	37,846	37,846
Other assets, net	109,463	111,775
Total Assets	$797,225	$964,325
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$259,453	$281,478
Accrued liabilities	45,834	46,287
Current portion of notes payable	22,668	16,960
Members’ deposits and estimated patronage dividends	9,419	10,175
Liabilities of discontinued operations – current	—	99,682
Total current liabilities	337,374	454,582
Notes payable, less current portion	233,970	261,585
Long-term liabilities, other	153,571	161,180
Members’ and Non-Members’ deposits	9,943	7,995
Commitments and contingencies

Shareholders' equity:
Class A Shares: 500,000 shares authorized, 122,500 shares outstanding at July 2, 2016 and October 3, 2015	23,088	23,088
Class B Shares: 2,000,000 shares authorized, 410,537 shares outstanding at July 2, 2016 and October 3, 2015	75,198	75,198
Class E Shares: 2,000,000 shares authorized, 119,204 and 205,704 shares outstanding at July 2, 2016 and October 3, 2015, respectively	11,920	20,570
Retained earnings – allocated	17,110	25,748
Retained earnings – non-allocated	6,864	6,864
Total retained earnings	23,974	32,612
Receivable from sale of Class A Shares to Members	(164)	(255)
Accumulated other comprehensive loss	(71,649)	(72,230)
Total shareholders' equity	62,367	78,983
Total Liabilities and Shareholders' Equity	$797,225	$964,325

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings (Loss) – Unaudited

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales (gross billings including vendor direct arrangements were $973,597 and $1,069,587 for the thirteen weeks ended July 2, 2016 and June 27, 2015 and $2,913,870 and $2,995,888 for the thirty-nine weeks ended July 2, 2016 and June 27, 2015 respectively)	$948,314	$1,038,615	$2,836,248	$2,912,778
Cost of sales	878,583	965,638	2,622,651	2,706,554
Distribution, selling and administrative expenses	67,477	70,710	208,428	204,134
Operating income	2,254	2,267	5,169	2,090
Interest expense	(2,578)	(2,477)	(7,557)	(7,508)
Loss on early extinguishment of debt	—	—	—	(3,200)
Loss before estimated patronage dividends and income taxes	(324)	(210)	(2,388)	(8,618)
Estimated patronage dividends	(1,848)	(1,636)	(6,489)	(4,492)
Loss before income taxes	(2,172)	(1,846)	(8,877)	(13,110)
Income tax provision	(14)	(66)	(42)	(293)
Net loss from continuing operations	(2,186)	(1,912)	(8,919)	(13,403)
Earnings (loss) from discontinued operations, net of income tax benefit (provision) of $0 and $(2) for the thirteen weeks ended July 2, 2016 and June 27, 2015 and $0 and $92 for the thirty-nine weeks ended July 2, 2016 and June 27, 2015, respectively	102	(518)	281	(929)
Net loss	$(2,084)	$(2,430)	$(8,638)	$(14,332)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings (Loss) – Unaudited

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June , 2015
Net loss	$(2,084)	$(2,430)	$(8,638)	$(14,332)
Other comprehensive earnings (loss), net of income taxes:
Unrealized net holding gain (loss) on investments, net of income tax expense (benefit) of $146 and $(542) for the thirteen weeks ended July 2, 2016 and June 27, 2015 and $240 and $(242) for the thirty-nine weeks ended July 2, 2016 and June 27, 2015,respectively	267	(1,049)	440	(470)
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service credits during the period, and changes in unrecognized gains and losses, net of income tax expense (benefit) of $26 and $(602) for the thirteen weeks ended July 2, 2016 and June 27, 2015 and $77 and $(1,806) for the thirty-nine weeks ended July 2, 2016 and June 27, 2015, respectively	47	(1,102)	141	(3,308)
Comprehensive loss	$(1,770)	$(4,581)	$(8,057)	$(18,110)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)
	Thirty-Nine Weeks Ended
	July 2,	June 27,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,638)	$(14,332)
Less: Net loss from discontinued operations	—	(88)
Less: Gain (loss) on sale of discontinued operations	281	(841)
Net loss from continuing operations	(8,919)	(13,403)
Adjustments to reconcile net loss to net cash provided (utilized) by operating activities:
Depreciation and amortization	22,966	22,089
Provision for doubtful accounts	535	1,064
Gain on sale of properties and equipment	(26)	(192)
Loss on early extinguishment of debt	—	3,200
Loss on equity method investment	400	—
(Increase) decrease in assets:
Accounts receivable	(4,036)	(21,486)
Inventories	34,916	(41,266)
Prepaid expenses and other current assets	999	(1,511)
Increase (decrease) in liabilities:
Accounts payable	(22,025)	44,297
Accrued liabilities	(699)	3,650
Long-term liabilities, other	(7,145)	(9,458)
Net cash provided (utilized) by continuing operating activities	16,966	(13,016)
Net cash provided (utilized) by sale of discontinued operations	281	(841)
Net cash provided (utilized) by continuing operating activities	17,247	(13,857)
Net cash provided by discontinued operating activities	—	4,367
Net cash provided (utilized) by operating activities	17,247	(9,490)
Cash flows from investing activities:
Purchases of properties and equipment	(5,761)	(7,199)
Purchases of securities and other investments	(60)	(10,000)
Proceeds from sales of securities and other investments	—	206
Proceeds from sale of discontinued operations	26,222	—
Origination of notes receivable	(1,503)	(1,215)
Collection of notes receivable	3,152	2,971
Proceeds from sales of properties and equipment	26	192
Increase in other assets	(9,069)	(12,301)
Net cash provided (utilized) by continuing investing activities	13,007	(27,346)
Net cash utilized by discontinued operations	—	(2,894)
Net cash provided (utilized) by investing activities	13,007	(30,240)
Cash flows from financing activities:
Net (repayments) borrowings under secured credit agreements	(11,400)	20,500
Borrowings under notes payable	644	86,262
Repayments of notes payable	(12,596)	(54,500)
Payment of deferred financing fees	(86)	(1,977)
Payment of debt extinguishment costs	—	(3,023)
Decrease in Members’ deposits and estimated patronage dividends	(756)	(2,933)
Increase (decrease) in Members’ and Non-Members' deposits	1,948	(965)
Decrease in receivable from sale of Class A Shares to Members, net	91	97
Repurchase of shares from Members	(8,650)	(1,271)
Net cash (utilized) provided by financing activities	(30,805)	42,190
Net (decrease) increase in cash and cash equivalents from continuing operations	(551)	987
Cash and cash equivalents at beginning of year	3,056	1,207
Cash and cash equivalents at end of period	$2,505	$2,194
Supplemental disclosure of cash flow information:
Interest paid during the period	$6,471	$6,409
Income taxes paid during the period	$82	$89
Supplemental disclosure of non-cash items:
Capital leases	$1,445	$721
Write-off of unamortized deferred financing fees due to debt extinguishment	$—	$177
Loss on equity method investment	$400	$—

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.	BASIS OF PRESENTATION

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements.  This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable.  At July 2, 2016 and October 3, 2015, the Company had book overdrafts of $80.6 million and $88.1 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

Based on agreed upon terms with AmTrust, the Company recorded a $1.3 million impairment on the Company’s investment in the Acquired Companies in its fiscal year ended October 3, 2015.  Additionally, the Company wrote-off $0.7 million in expenses related to an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters (the “Audit Committee Investigation”) and incurred $1.2 million in selling costs related to the Acquired Companies.  The Acquired Companies incurred an operating loss of $3.7 million for the fiscal year ended October 3, 2015.  The Company incurred approximately $0.2 million in additional expenses attributable to the Audit Committee Investigation during the thirty-nine weeks ended July 2, 2016, and such expenses are included in earnings (loss) from discontinued operations in our consolidated condensed statements of earnings (loss).

The Company’s historical financials have been revised to present the operating results of the Acquired Companies as discontinued operations.

Summarized results of the discontinued operations are as follows for the thirteen and thirty-nine weeks ended July 2, 2016, and June 27, 2015:

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Revenue	$—	$2,627	$—	$9,428
Earnings (loss) from discontinued operations	102	(516)	281	(1,021)
(Provision) benefit for income taxes	—	(2)	—	92
Earnings (loss) from discontinued operations net of tax	$102	$(518)	$281	(929)

The operating results of the Acquired Companies were historically reported as the results of operations included in the Insurance segment.

Assets and liabilities identifiable within the Acquired Companies are reported as “Assets of discontinued operations – current” and “Liabilities of discontinued operations – current,” respectively, in the Company’s consolidated condensed balance sheets.  The major classes of assets and liabilities of the discontinued operations as of July 2, 2016 and October 3, 2015 are as follows:

(dollars in thousands)
	July 2, 2016	October 3, 2015
Cash	$—	$8,428
Accounts receivable, net of allowance for bad debt	—	2,715
Prepaid expenses	—	676
Property, plant & equipment, net	—	1,351
Investments	—	85,052
Other assets	—	27,682
Assets of discontinued operations – current	—	$125,904
Accounts payable	$—	$592
Accrued liabilities	—	$97,619
Other reserves	—	1,471
Liabilities of discontinued operations – current	$—	$99,682

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Concentration of credit risk.    The Company’s largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Cash & Carry Stores, LLC) constituted approximately 16% and 49%, respectively, of total net sales for the thirty-nine week period ended July 2, 2016.  The Company’s ten customers with the largest accounts receivable balances accounted for approximately 44% and 43% of total accounts receivable at July 2, 2016 and at October 3, 2015, respectively.  Management believes that receivables are well diversified and that the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of July 2, 2016:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$11,458	$—	$—	$11,458
Total	$11,458	$—	$—	$11,458

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 3, 2015:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$12,546	$—	$—	$12,546
Total	$12,546	$—	$—	$12,546

Mutual funds are valued by the Company based on information received from a third party.  These assets are valued based on quoted prices in active markets (Level 1 inputs).  As of July 2, 2016 and October 3, 2015, respectively, $11.5 million and $12.5 million of mutual funds, held in rabbi trusts to provide for employee benefit obligations, are included in other assets in the Company’s consolidated condensed balance sheets.  For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs).  For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets.  Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs).  The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation.

The Company did not have any significant transfers into or out of Levels 1 and 2 during the thirty-nine week period ended July 2, 2016.

Notes payable.    The fair values of borrowings under the Company’s credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations.  The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $259.9 million and $278.8 million compared to their carrying value of $256.6 million and $278.5 million at July 2, 2016 and October 3, 2015, respectively.  These fair values were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 2 inputs).

4.	INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
July 2, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$12,729
Total investments				$12,729

(dollars in thousands)
October 3, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$13,069
Total investments				$13,069

During the interim period ended July 2, 2016 and the fiscal year ended October 3, 2015, the Company did not hold any trading or held-to-maturity securities.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Dividend Income	$—	$—	$—	$—
	—	—	—	—
Less: investment expenses	—	—	—	—
	$—	$—	$—	$—

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting.  The Company evaluated its equity investments for impairment as of July 2, 2016, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (also doing business as Western Family Foods Inc.) (“Western Family”) common stock of $8.6 million and $9.0 million at July 2, 2016 and October 3, 2015, respectively.  Western Family is a privately held company located in Oregon that provides procurement, quality assurance, packaging and other services exclusively for its member-owners from which the Company purchases food and general merchandise products. The investment represents approximately a 17.2% ownership interest at both July 2, 2016 and October 3, 2015.  The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family.  The investment is accounted for using the equity method of accounting.

In June 2016, Western Family reached an agreement with Topco Associates, LLC (“Topco”) authorizing Topco to procure, manage and market three of Western Family’s private label brands, including the Western Family and Natural Directions premium corporate brands that are sold through the Company.  Western Family will continue to own its private label brands and Unified will continue its ownership in Western Family.  Western Family announced that the transition of procurement and marketing to Topco will take several months, with all orders and invoices continuing through Western Family until that time.  When the transition of the products is complete, Western Family’s headquarters in Oregon will close and Western Family will lay off the majority of its workforce.  In conjunction with its agreement with Topco, Western Family provided its investors an estimate of the anticipated costs for the closure of its headquarters, and the Company has accordingly reduced its investment in Western Family by its proportionate share of such costs in the amount of $0.4 million.

As discussed in Part I, Item 1, “Business – Products – Corporate Brands” of our Annual Report on Form 10-K for the year ended October 3, 2015, the Company currently sells products under premium and value-oriented corporate brands.  During fiscal 2016, the Company joined Topco, a cooperative, concurrent with an investment of $60 thousand in Topco’s capital stock.  Topco is a privately held company that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies.  Commencing in the fourth quarter of fiscal 2016, the Company will begin transitioning to Topco as its primary supplier for the Company’s Springfield premium corporate brand and its value-oriented Special Value corporate brand products.  In addition, Topco will serve as the Company’s sole-source supplier for general merchandise and health and beauty care products under its TopCare label.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative, and therefore, its participants are required to own its Class B common stock.  The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both July 2, 2016 and October 3, 2015.  The Company recognized no dividend income from NCB for the thirty-nine weeks ended July 2, 2016 and June 27, 2015.

5.	SEGMENT INFORMATION

Unified is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. The Company’s customers range in size from single store operators to regional supermarket chains.  The Company sells a wide variety of products typically found in supermarkets.  The Company’s customers are comprised of its owners (“Members”) and non-owners (“Non-Members”).  Our focus is on our Members, but we also do business with Non-Member customers.  For the thirty-nine weeks ended July 2, 2016, approximately 69% of our net sales were to Members.  The Company sells products through Unified, including its specialty food division, and through its international sales subsidiary.  The Company reports all product sales in its Wholesale Distribution segment.  The Company also provides support services, including financing, to its customers through the Wholesale Distribution segment and through separate subsidiaries.  Finance activities are grouped within Unified’s All Other business activities.  The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision maker (the Chief Executive Officer) to manage the business and, accordingly, has identified the following reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products.  Support services (other than financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment.  As of, and for the thirty-nine weeks ended, July 2, 2016, the Wholesale Distribution segment collectively represented approximately 97% of the Company’s total assets and nearly 100% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products.  They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through the Company’s wholly-owned subsidiary, Unified International, Inc.  Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products.  Net sales within the Wholesale Distribution segment include $632.2 million and $672.5 million, or 66.7% and 64.8% of total Wholesale Distribution segment net sales, for the thirteen weeks ended July 2, 2016 and June 27, 2015, respectively, attributable to sales of non-perishable products, and $315.8 million and $365.8 million, or 33.3% and 35.2% of total Wholesale Distribution segment net sales, for the thirteen weeks ended July 2, 2016 and June 27, 2015, respectively, attributable to sales of perishable products.  Net sales within the Wholesale Distribution segment include $1.904 billion and $1.882 billion, or 67.2% and 64.6% of total Wholesale Distribution segment net sales, for the thirty-nine weeks ended July 2, 2016 and June 27, 2015, respectively, attributable to sales of non-perishable products, and $0.931 billion and $1.030 billion, or 32.8% and 35.4% of total Wholesale Distribution segment net sales, for the thirty-nine weeks ended July 2, 2016 and June 27, 2015, respectively, attributable to sales of perishable products.  Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services (other than financing), which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

Transactions involving certain vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California.  “Gross billings,” an internal financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $973.3 million and $1.069 billion for the thirteen weeks ended July 2, 2016 and June 27, 2015, respectively, and $2.913 billion and $2.995 billion for the thirty-nine weeks ended July 2, 2016 and June 27, 2015, respectively.

•

The Company’s former Insurance segment included the results of operations for the Acquired Companies (Unified Grocers Insurance Services and the Company’s two insurance subsidiaries, Springfield Insurance Company and Springfield Insurance Company, Limited).  As of June 27, 2015, the Company’s discontinued insurance operations collectively accounted for approximately 14% of total assets.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, Grocers Capital Company, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.  As of, and for the thirty-nine weeks ended, July 2, 2016, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segments is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales
Wholesale distribution: Gross billings	$973,306	$1,069,320	$2,912,987	$2,995,081
Less: Gross billings through vendor direct arrangements	(25,283)	(30,972)	(77,622)	(83,110)
Wholesale distribution: Net sales	948,023	1,038,348	2,835,365	2,911,971
All other	365	379	1,177	1,159
Inter-segment eliminations	(74)	(112)	(294)	(352)
Total net sales	$948,314	$1,038,615	$2,836,248	$2,912,778
Operating income
Wholesale distribution	$2,121	$2,158	$4,759	$1,752
All other	133	109	410	338
Total operating income	2,254	2,267	5,169	2,090
Interest expense	(2,578)	(2,477)	(7,557)	(7,508)
Loss on early extinguishment of debt	—	—	—	(3,200)
Estimated patronage dividends	(1,848)	(1,636)	(6,489)	(4,492)
Income tax provision	(14)	(66)	(42)	(293)
Net loss from continuing operations	$(2,186)	$(1,912)	$(8,919)	$(13,403)
Earnings (loss) from discontinued operations, net of tax	102	(518)	281	(929)
Net loss	$(2,084)	$(2,430)	$(8,638)	$(14,332)
Depreciation and amortization
Wholesale distribution	$7,471	$7,589	$22,905	$22,028
All other	21	21	61	61
Total depreciation and amortization	$7,492	$7,610	$22,966	$22,089
Capital expenditures
Wholesale distribution	$2,308	$3,945	$5,761	$7,199
All other	—	—	—	—
Total capital expenditures	$2,308	$3,945	$5,761	$7,199
Identifiable assets at July 2, 2016 and June 27, 2015
Wholesale distribution	$772,786	$832,992	$772,786	$832,992
Discontinued operations	—	137,371	—	137,371
All other	24,439	25,960	24,439	25,960
Total identifiable assets	$797,225	$996,323	$797,225	$996,323

6.	NOTES PAYABLE

The Company is party to an Amended and Restated Credit Agreement dated as of June 28, 2013, as amended in fiscal 2014 and fiscal 2015 (as so amended, the “Credit Agreement”), among the Company, the lenders party thereto, and Wells Fargo Bank, National Association (“N.A.”), as administrative agent (“Administrative Agent”).  See Note 7 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2015 for a full description of the Credit Agreement and the amendments thereto.  On December 28, 2015, the Company entered into a consent and waiver (the “Consent”) whereby the Administrative Agent and the Lenders (as defined in the Credit Agreement) consented to (i) the extension to June 30, 2016 of the deadline for delivery of the annual financial statements and associated certifications and information required pursuant to the Credit Agreement and (ii) the extension to January 31, 2016 of the deadline for delivery of annual financial projections required pursuant to the Credit Agreement.  The financial projections were delivered prior to the January 31, 2016 deadline.  The annual financial statements and associated required certifications were delivered to the Company’s Administrative Agent and the Lenders on June 1, 2016, who confirmed that the Company is now in compliance with the reporting requirements of the Credit Agreement.

The Company’s outstanding revolver borrowings under the Credit Agreement decreased to $150.4 million at July 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.48% per annum) from $161.8 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum).  The Company’s outstanding FILO borrowings under the Credit Agreement were $17.2 million at July 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 3.71% per annum) and $20.7 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum). The Company’s outstanding term loan borrowings under the Credit Agreement were $85.0 million at July 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.43% per annum) and $92.5 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum).

Subsidiary Financing Arrangement

On December 28, 2015, GCC received consent from California Bank & Trust, as arranger and administrative agent for the Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 as amended by Amendment Number One dated as of June 26, 2015 (as so amended, the “GCC Loan Agreement”), to extend the due date of the covenant requirement to deliver consolidated audited financial statements of the Company to June 30, 2016. The consolidated audited financial statements of the Company and associated certifications have been delivered to California Bank & Trust, which has confirmed that the Company is now in compliance with the reporting requirements of the GCC Loan Agreement.

GCC had no revolving loan borrowings outstanding at July 2, 2016 and October 3, 2015.

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

The Company also sponsors an Executive Salary Protection Plan III (“ESPPIII”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant's salary and years of service as an officer of the Company.  This plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012.  This plan was replaced in fiscal 2013 with the Company’s Supplemental Executive Retirement Plan (see discussion below).  The Company has informally funded its obligation to plan participants in a rabbi trust, comprised primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.  In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company.  In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statements of earnings (loss).  The cash surrender value of such life insurance policies aggregated to $21.5 million and $20.8 million at July 2, 2016 and October 3, 2015, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets.  Mutual funds reported at their estimated fair value of $7.2 million and $10.5 million at July 2, 2016 and October 3, 2015, respectively, are included in other assets in the Company’s consolidated condensed balance sheets.  The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to the Company’s creditors’ claims in the event of its insolvency.  The trust assets are excluded from ESPPIII plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation

– Retirement Benefits.”  The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $38.0 million and $40.7 million at July 2, 2016 and October 3, 2015, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and officers and provide unused sick leave benefits for certain eligible union employees.  Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen weeks and thirty-nine weeks ended July 2, 2016 and June 27, 2015 consist of the following:

(dollars in thousands)
	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Service cost	$95	$247	$284	$2,030	$9	$14	$26	$42
Interest cost	2,566	3,030	7,697	9,090	272	303	815	909
Expected return on plan assets	(3,643)	(4,138)	(10,929)	(12,414)	—	—	—	—
Amortization of prior service (credit) cost	(2)	(7)	(5)	(21)	(313)	(2,081)	(937)	(6,243)
Recognized actuarial loss	516	357	1,547	1,071	(129)	26	(387)	78
Net periodic benefit cost (income)	$(468)	$(511)	$(1,406)	$(244)	$(161)	$(1,738)	$(483)	$(5,214)

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

Additionally, the Company anticipates making benefit payments of $4.0 million to participants in the ESPPIII for the 2016 plan year.  The Company made benefit payments of $3.8 million to participants in the ESPPIII during the thirty-nine weeks ended July 2, 2016 for the 2016 plan year.

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

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer.  The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year.  Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested.  Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized for the purpose of debiting or crediting additional amounts to each participant’s account.  The Company informally funds its obligation to plan participants in a rabbi trust, comprised of mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.  Mutual funds reported at their estimated fair value of $3.0 million and $2.0 million at July 2, 2016 and October 3, 2015, respectively, are included in other assets in the Company’s consolidated condensed balance sheets.  The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $4.4 million and $3.2 million at July 2, 2016 and October 3, 2015, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

The SERP is accounted for pursuant to FASB ASC section 715-70, “Compensation – Retirement Benefits – Defined Contribution Plans” (“ASC 715-70”).  SERP participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant.  ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”).  The Company is accruing the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service).  The related benefit expense was $1.3 million and $1.0 million for the thirty-nine weeks ended July 2, 2016 and June 27, 2015, respectively.

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

9.	ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

The balance and components of the change in accumulated other comprehensive earnings (loss), net of taxes, are as follows:

(dollars in thousands)
	Unrealized Net Holding Gain (Loss) on Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans Items	Total
Beginning balance, October 3, 2015	$(533)	$(71,697)	$(72,230)

Other comprehensive earnings (loss) before reclassifications	427	—	427
Reclassification adjustment for gains (losses) included in net earnings (loss)	13	141	154
Net current period other comprehensive (loss) gain	440	141	581
Ending balance, July 2, 2016	$(93)	$(71,556)	$(71,649)

The reclassifications out of accumulated other comprehensive earnings (loss) for the thirteen weeks ended July 2, 2016 and June 27, 2015 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Thirteen Weeks Ended
	July 2, 2016	June 27, 2015
Unrealized net holding gain (loss) on investments:
Realized gains (losses) – Wholesale Distribution segment	$20	$18	Distribution, selling and administrative expenses
	20	18	Earnings (loss) before income taxes
	(7)	(7)	Income taxes
	$13	$11	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	$314	$2,088	(a)
Amortization of actuarial losses	(386)	(384)	(a)
	(72)	1,704	Earnings (loss) before income taxes
	25	(602)	Income taxes
	$(47)	$1,102	Net earnings (loss)
Total reclassifications for the period	$(34)	$1,113	Net earnings (loss)

The reclassifications out of accumulated other comprehensive earnings (loss) for the thirty-nine weeks ended July 2, 2016 and June 27, 2015 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Thirty-Nine Weeks Ended
	July 2, 2016	June 27, 2015
Unrealized net holding gain (loss) on investments:
Realized gains (losses) – Wholesale Distribution segment	$20	$(18)	Distribution, selling and administrative expenses
	20	(18)	Earnings (loss) before income taxes
	(7)	6	Income taxes
	$13	$(12)	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	$942	$6,264	(a)
Amortization of actuarial losses	(1,160)	(1,150)	(a)
	(218)	5,114	Earnings (loss) before income taxes
	77	(1,806)	Income taxes
	$(141)	$3,308	Net earnings (loss)
Total reclassifications for the period	$(128)	$3,296	Net earnings (loss)

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

Effective March 22, 2016, the Company entered into a commitment with Jon’s Markets, a Member affiliated with John Berberian, a Unified Member-Director, to fund a twenty-six week inventory loan for $500,000.  Funding for the loan occurred on May 16, 2016.  During the third quarter of fiscal 2016, Jon’s Markets also extended a lease agreement for a store location, subleased through the Company, until 2021.  In addition, we renewed supply agreements with Super Center Concepts, a Member affiliated with Mimi Song, a Unified Member-Director and Yucaipa Trading Co., a Member affiliated with Jay McCormack, a Unified Member-Director, which were extended into 2019 and 2021, respectively.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses (Topic 326)” (“ASU No. 2016-13”).  ASU No. 2016-13 requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by using a valuation account to deduct credit loss allowances from the amortized cost basis of the financial asset(s).  In addition, credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses.  ASU No. 2016-13 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019.  Early adoption of ASU No. 2016-13 is permitted.  The Company will adopt ASU No. 2016-13 commencing in the first quarter of fiscal 2021.  The Company is currently assessing the impact this standard may have on its financial statements and the related expansion of its footnote disclosures.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). The principal objective of ASU No. 2016-02 is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet. ASU No. 2016-02 continues to retain a distinction between finance and operating leases but requires lessees to recognize a right-of-use asset representing its right to use the underlying asset for the lease term and a corresponding lease liability on the balance sheet for all leases with terms greater than twelve months. ASU No. 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018.  Early adoption of ASU No. 2016-02 is permitted. The Company will adopt ASU No. 2016-02 commencing in the first quarter of fiscal 2020. The Company is currently assessing the impact this standard may have on its financial statements and the related expansion of its footnote disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU No. 2014-09”).  ASU No. 2014-09 clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards that (1) removes inconsistencies and weaknesses in revenue requirements; (2) provides a more robust framework for addressing revenue issues; (3) improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets; (4) provides more useful information to users of financial statements through improved disclosure requirements; and (5) simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer.  The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The original effective date for ASU 2014-09 would have required the Company to adopt commencing in the first quarter of fiscal 2018.  In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 for an additional year and provided the option to elect early adoption of ASU No. 2014-09 on the original effective date.  In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU No. 2016-08”).  ASU No. 2016-08 does not change the core principle of the guidance under ASU No. 2014-09; however, it does clarify the implementation guidance on principal versus agent considerations and includes indicators to assist in evaluating whether an entity controls the good or the service before it is transferred to the customer.  In April 2016, the FASB issued ASU No. 2016-10 “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing” (“ASU No. 2016-10”).  ASU No. 2016-10 does not change the core principle of the guidance under ASU No. 2014-09; however, it does clarify the implementation guidance on identifying performance obligations and licensing while retaining the related principles for those areas.  In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients” (“ASU No. 2016-12”).  ASU No. 2016-12 does not change the core principle of the guidance under ASU No. 2014-09, however, it does clarify the guidance on assessing collectability, presentation of sales taxes, noncash consideration, contract modifications at transition, and completed contracts at transition.  The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.  Accordingly, the Company will adopt ASU No. 2014-09 commencing in the first quarter of fiscal 2019.  The Company is currently assessing the impact this standard may have on its consolidated financial statements and the related expansion of its footnote disclosures.

12.	SUBSEQUENT EVENTS

In July 2016, the Company’s Market Centre Division entered into a four-year supply agreement with Gelson’s Markets, a Member affiliated with Robert McDougall, a Unified Member-Director, effective retroactively from January 1, 2016.

In July 2016, the Company’s wholly-owned finance subsidiary, Grocers Capital Company, entered into a commitment with Mar-Val Food Stores, a Member affiliated with Mark Kidd, a Unified Member-Director, to fund a twenty-six week inventory loan for $500,000.  Funding for the loan occurred on July 19, 2016.

In July 2016, the Company entered into a commitment with Yucaipa Trading Co., a Member affiliated with Jay McCormack, a Unified Member-Director, to fund a thirteen-week inventory loan for $150,000.  Funding for the loan occurred on July 22, 2016.

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

Earnings from patronage activities conducted by us, excluding our subsidiaries, with our Members (“Patronage Business”) are eligible for distribution in the form of patronage dividends.  The Board approves the payment of patronage dividends and the form of such payment for our three patronage earnings divisions:  the Cooperative Division, the Southern California Dairy Division (through June 2016) and the Pacific Northwest Dairy Division (through May 2016).  In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility but will continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Alta-Dena Certified Dairy, LLC, a wholly-owned subsidiary of Dean Foods Company (“Dean Foods Company”).  As indicated above, we will no longer pay patronage dividends on sales of products from both the Southern California Dairy

Division and Pacific Northwest Dairy Division.  See Part I, Item 1. “Business – Company Structure and Organization – Wholesale Business – Wholesale Distribution” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional discussion.  An entity that does not meet Member purchase requirements may conduct business with us as a Non-Member customer.  We may also grant an entity that meets our Member purchase requirements the ability to conduct business with us as a Non-Member customer.  We retain the earnings from our subsidiaries and from business conducted with Non-Members (collectively, “Non-Patronage Business”).

Facilities and Transportation

We operate various warehouse and office facilities that are located in Commerce, Los Angeles, Santa Fe Springs and Stockton, California, as well as Milwaukie, Oregon and Seattle, Washington.  We also operate a bakery manufacturing facility and a milk, water and juice processing plant in Los Angeles, which primarily serve the Southern California region.  In July 2016, we ceased operating our milk, water and juice processing plant, but will continue offering our products to our Members and customers through a vendor direct arrangement with Dean Foods Company.

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

Our customers include grocery retailers with a broad range of store sizes and types targeting a diverse range of consumers.  Depending on the nature of their stores and consumer focus, our customers may compete directly with vertically integrated regional and national chains, such as Albertsons Companies Inc. (including Albertson’s, Safeway, Vons and Pavilions), Kroger Co. (including Ralphs, Food 4 Less and QFC), Trader Joe’s Company and WinCo Foods, which operate traditional and specialty format full-service grocery stores.  They may also compete with warehouse club stores and supercenters such as Costco Wholesale Corp., Sam’s Club and Wal-Mart Stores, Inc., hard discount stores such as ALDI, drug channel stores and alternative format stores such as Target Corp., and the various “dollar” stores, stores focused on upscale and natural and organic products such as Sprouts Farmers Markets, LLC and Whole Foods Market Inc., and various convenience stores.  Certain of our customers also serve niche markets such as the Hispanic and Asian communities.  The marketplace in which our customers compete continues to evolve and present challenges.  These challenges include such recent trends as the continued proliferation of discount stores, supercenters and warehouse club stores and the efforts of many of the non-traditional format stores to expand their offerings of product to cover a greater range of the products offered by the traditional format full-service grocery store.

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

Economic Factors

We and others in the grocery industry are impacted by changes in the overall economic environment, including such factors as consumer confidence and the employment rate, shifts in consumer tastes and buying patterns, and changes in government programs that may reduce assistance to certain consumers in support of their grocery purchases.  Overall, recent economic growth has produced a gradual improvement in consumer confidence and unemployment, conditions which caused consumers to be highly price sensitive and seek lower-cost alternatives in their grocery purchases.  These conditions have improved slowly in some of our operating markets; however, in other of our operating markets, these conditions have substantially improved and consumers, while continuing to seek value in their purchases, have increasingly opted for higher priced, higher quality products.  The significant industry growth in sales of natural and organic products is an example of this trend.  One trend that appears to be continuing in all market areas is the willingness of consumers to shop at multiple stores of various formats, for both greater selection and value, rather than obtaining all of their grocery needs from one full-service store.  This trend has continued to benefit the various specialty, discount and other alternative format stores.

We are impacted by the level of inflation and deflation in a variety of areas, including, but not limited to, sales, cost of sales, employee wages and benefits, workers’ compensation insurance and energy and fuel costs.  We typically experience significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk and the cost of packaged goods purchased from other manufacturers.  Our operating programs are designed to give us the flexibility to pass these costs on to our customers; however, we may not always be able to pass such increases on to customers on a complete or timely basis.  Any delay may result in our recovering less than all of a price increase.  It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability.  The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market.  Our earnings are impacted by inventory holding gains or losses, such that during inflationary periods we benefit from increased product pricing, while during periods of low inflation or deflation, these gains are reduced or eliminated.  We are subject to changes in energy costs (excluding fuels) which we may not be able to pass along to customers.  With respect to fuel costs, we assess a fuel surcharge on product shipments to address the potential volatility in fuel costs.  The fuel surcharge is indexed to allow us to recover costs over a specified level.  Our continual focus on cost control and operational efficiency improvements helps us mitigate other changes in operating costs.  See “Risk Factors – We are vulnerable to changes in general economic conditions” for additional discussion.

We (and our customers) are subject to changes in federal, state or local minimum wage and overtime laws that could cause us to incur additional wage costs, which could adversely affect the profitability of our business and that of our customers.  See “Risk Factors – We (and our customers) are subject to changes in laws and regulations” for additional discussion.

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

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan III, Supplemental Executive Retirement Plan and deferred compensation plan (see Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion).  Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions.  During the thirty-nine weeks ended July 2, 2016, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in the value of life insurance and mutual fund assets, respectively.

RECENT DEVELOPMENTS

Audit Committee Investigation.  In September 2014, the Audit Committee of the Company’s Board of Directors announced that it was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries and related matters (the “Audit Committee Investigation”).  On or about November 2015, the Audit Committee Investigation concluded.  We incurred approximately $5.5 million in expenses through the fiscal year ended October 3, 2015 and $2.7 million for the thirty-nine weeks ended July 2, 2016 in connection with the Audit Committee Investigation.  Approximately $0.7 million and $0.2 million, respectively, of these expenses were included in our loss on sale of our discontinued operations for the fiscal year ended October 3, 2015 and the thirty-nine weeks ended July 2, 2016 as further discussed below.  For additional information on the Audit Committee Investigation, see Part I, Item 1, “Business – Explanatory Note,” Part I, Item 1, “Business –Audit Committee Investigation,” Note 2, “Audit Committee Investigation,” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended October 3, 2015.

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

In September 2015, Haggen filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to Haggen’s bankruptcy filing, we terminated our product supply agreement with Haggen and had already begun reducing our potential exposure including, but not limited to, arranging for payment in advance for product supplied to Haggen and reducing the amount of inventory we were carrying specifically for Haggen.  In October 2015, we entered into a trade agreement (the "Trade Agreement") with Haggen under which we continued to supply product to Haggen as a critical vendor during Haggen's Chapter 11 case. Pursuant to the Trade Agreement, Haggen paid a substantial portion of our prepetition receivable in exchange for certain shipping terms from Unified. Haggen also agreed to stipulate to an allowed administrative expense priority claim under section 503(b)(9) of the Bankruptcy Code for the balance of our prepetition claim for goods shipped to Haggen.  We also filed a proof of claim against Haggen for breach of contract damages related to the termination of the Supply Agreement and various ancillary agreements. Such claim would be treated as a general unsecured claim in the Haggen chapter 11 cases.  Haggen has not yet filed a chapter 11 plan and projected recoveries on general unsecured claims are not yet determined in Haggen's case.

Effective November 21, 2015, we ceased supplying product to Haggen’s Pacific Southwest stores.  Accordingly, we do not expect the sales to Haggen to continue at the levels generated during the last half of fiscal 2015 or during the first quarter of fiscal 2016.  Sales to Haggen’s Pacific Southwest stores were approximately $9.6 million for the first quarter of fiscal 2016.  Pursuant to the Trade Agreement, we continued to supply Haggen’s Washington and Oregon stores with product during Haggen’s bankruptcy case.  In June 2016, we entered into a one-year supply agreement with Safeway, Inc., a subsidiary of Albertsons Companies Inc., to continue supplying the Haggen stores operated by Safeway, Inc. in the Pacific Northwest.  Sales to the Haggen Pacific Northwest stores were approximately $30.0 million and $94.8 million for the thirteen weeks and thirty-nine weeks ended July 2, 2016, respectively.

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

Dairy Divisions.  In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility, but will continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company.  Coincident with this change, we will no longer pay patronage dividends on products supplied by Dean Foods Company. In addition to the changes to the Southern California Dairy Division, the Pacific Northwest Dairy Division ceased paying patronage dividends on sales of dairy products after May 2016.

Addition of New Supplier for Private Label Products.  As discussed in Part I, Item 1, “Business – Products – Corporate Brands” of our Annual Report on Form 10-K for the year ended October 3, 2015, we currently sell products under premium and value-oriented corporate brands.  In February 2016, we joined Topco Associates, LLC (“Topco”) as a member.  Topco is a privately held company that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies.  Commencing in the fourth quarter of fiscal 2016, we will begin transitioning to Topco as our primary supplier for our Springfield premium corporate brand and our value-oriented Special Value corporate brand products.  In addition, Topco will serve as our sole-source supplier for general merchandise and health and beauty care products under its TopCare label.

In June 2016, Western Family Foods Inc. (“Western Family”) reached an agreement with Topco authorizing Topco to procure, manage and market three of Western Family’s private label brands, including the Western Family and Natural Directions premium corporate brands that are sold through us.  Western Family will continue to own its private label brands and we will continue our ownership in Western Family.  Western Family announced that the transition of procurement and marketing to Topco will take several months, with all orders and invoices continuing through Western Family until that time.  When the transition of the products is complete, Western Family’s headquarters in Oregon will close and Western Family will lay off the majority of its workforce.  In conjunction with its agreement with Topco, Western Family provided its investors an estimate of the anticipated costs for the closure of its headquarters, and we have accordingly reduced our investment in Western Family by our proportionate share of such costs in the amount of $0.4 million.

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

Sales and Earnings Highlights – Fiscal 2016.  During the thirty-nine weeks ended July 2, 2016, net sales decreased in our Wholesale Distribution segment compared to the same period in fiscal 2015 primarily due to the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015), lower meat sales prices due to declines in the related commodity cost that were passed along to our customers and store closures, partially offset by the growth in sales to existing customers and the addition of new customers.

The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior year period.

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	July 2,	June 27,		July 2,	June 27,
Fiscal Period Ended	2016	2015	% Change	2016	2015	% Change
Net sales	100.0%	100.0%	(8.7)%	100.0%	100.0%	(2.6)%
Cost of sales	92.6	93.0	(9.0)	92.5	92.9	(3.1)
Distribution, selling and administrative expenses	7.1	6.8	(4.6)	7.3	7.0	2.1
Operating income	0.3	0.2	(0.6)	0.2	0.1	147.3
Interest expense	(0.3)	(0.2)	4.1	(0.3)	(0.3)	0.7
Loss on early extinguishment of debt	—	—	—	—	(0.1)	(100.0)
Estimated patronage dividends	(0.2)	(0.2)	13.0	(0.2)	(0.2)	44.5
Income tax provision	—	—	(79.1)	—	—	(85.7)
Net gain (loss) on discontinued operations	—	—	(119.7)	—	—	(130.2)
Net loss	(0.2)%	(0.2)%	(14.2)%	(0.3)%	(0.5)%	(39.7)%

We present sales and cost of sales related to certain transactions involving vendor direct arrangements on a net basis to conform to GAAP.  Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California.  These transactions are reported within our Wholesale Distribution segment.  “Gross billings,” an internal financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, were $0.974 billion for the thirteen weeks ending July 2, 2016 as compared to $1.070 billion in the thirteen weeks ending June 27, 2015, a decrease of $96.0 million, or 9.0%.  By comparison, net sales (which do not include gross billings through vendor direct arrangements) decreased 8.7% for the same periods.  Gross billings were $2.914 billion for the thirty-nine week 2016 Period as compared to $2.996 billion in the thirty-nine week 2015 Period, a decrease of $82.0 million, or 2.7%. Similarly, net sales (which do not include gross billings through vendor direct arrangements) decreased 2.6% for the same periods.

THIRTEEN WEEK PERIOD ENDED JULY 2, 2016 (“2016 13-WEEK PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JUNE 27, 2015 (“2015 13-WEEK PERIOD”)

Overview of the 2016 13-Week Period.  We experienced an overall net sales decrease of $90.3 million, or 8.7%, to $948.3 million for the 2016 13-Week Period as compared to $1.039 billion for the 2015 13-Week Period.  Our net sales for the Wholesale Distribution segment decreased to $948.0 million, or 8.7%, for the comparable 2016 and 2015 13-Week Periods.  Net sales decreased primarily due to the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015) and lower meat sales prices due to declines in the related commodity cost that were passed along to our customers, partially offset by the growth in sales to existing customers.  Net sales in our All Other business activities were relatively consistent at $0.3 million for the comparable 2016 and 2015 13-Week Periods.

Our consolidated operating income was comparable to the same period in the prior year, reflecting earnings of $2.2 million in both the 2016 and 2015 13-Week Periods.

The overall activity in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:  The Wholesale Distribution segment’s operating income was comparable to the same period in the prior year, reflecting earnings of $2.1 million in both the 2016 and 2015 13-Week Periods.  Gross margin declined compared to the 2015 13-Week Period, primarily reflecting the loss of business from Haggen’s Pacific Southwest stores, but this was offset by decreased distribution, selling and administrative costs related to that business.

•

All Other:  Operating income in our All Other business activities reflected earnings of $0.1 million in both the 2016 and 2015 13-Week Periods.  All Other business activities consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2016 and 2015 13-Week Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirteen Weeks Ended July 2, 2016		Thirteen Weeks Ended June 27, 2015
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$973,306	—	$1,069,320	—	$(96,014)
Less: Gross billings through vendor direct arrangements	(25,283)	—	(30,972)	—	5,689
Net sales	948,023	100.0%	1,038,348	100.0%	(90,325)
Cost of sales	878,583	92.7	965,638	93.0	(87,055)
Distribution, selling and administrative expenses	67,319	7.1	70,552	6.8	(3,233)
Operating income	$2,121	0.2%	$2,158	0.2%	$(37)

All Other (dollars in thousands)
	Thirteen Weeks Ended July 2, 2016		Thirteen Weeks Ended June 27, 2015
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$365	—	$379	—	$(14)
Inter-segment eliminations	(74)	—	(112)	—	38
Net sales	291	100.0%	267	100.0%	24
Selling and administrative expenses	158	54.3	158	59.2	—
Operating income	$133	45.7%	$109	40.8%	$24

Net sales.  Consolidated net sales decreased $90.3 million, or 8.7%, to $948.3 million in the 2016 13-Week Period compared to $1.039 billion for the 2015 13-Week Period.  Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:  Wholesale Distribution gross billings decreased $96.0 million to $973.3 million in the 2016 13-Week Period compared to $1.069 billion for the 2015 13-Week Period.  Significant components of this decrease are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Decrease in Haggen Pacific Southwest business	$(87.6)
Increase in gross billings to continuing customers	9.2
New customers	2.0
Lost customers	(4.6)
Store closures of existing customers	(2.8)
Decrease in meat pricing due to decline in commodity cost	(12.2)
Change in gross billings	$(96.0)

Our customer base continues to be impacted by consumers who are highly price sensitive, seek lower-cost alternatives in their grocery purchases and have shown a willingness to shop at multiple stores for grocery products, including discounters and other non-traditional format stores.  This trend continues to have an adverse impact on gross billings as well as pressuring profit margins.  Sales decreased primarily due to the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015).  We were also impacted by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.  These decreases were partially offset through the growth in sales to continuing customers.

•	All Other: Net sales were $0.3 million in both the 2016 and 2015 13-Week Periods.

Cost of sales.  Consolidated cost of sales were $878.6 million for the 2016 13-Week Period and $965.6 million for the 2015 13-Week Period and comprised 92.6% and 93.0% of consolidated net sales for the 2016 and 2015 13-Week Periods, respectively.  Factors impacting cost of sales were as follows:

•

Wholesale Distribution Segment: Cost of sales decreased $87.0 million to $878.6 million in the 2016 13-Week Period compared to $965.6 million in the 2015 13-Week Period.  As a percentage of Wholesale Distribution net sales, cost of sales were 92.7% and 93.0% for the 2016 and 2015 13-Week Periods, respectively.

•

We experienced increased margins in the perishable product lines, including improvements in the dairy operation and reduced product costs, resulting in a 0.15% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 13-Week Period compared to the 2015 13-Week Period.

•	Vendor related activity resulted in a 0.15% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 13-Week Period compared to the 2015 13-Week Period.

Distribution, selling and administrative expenses.  Consolidated distribution, selling and administrative expenses were $67.5 million in the 2016 13-Week Period compared to $70.7 million in the 2015 13-Week Period, reflecting a decrease of $3.2 million, and comprised 7.1% and 6.8% of consolidated net sales for the 2016 and 2015 13-Week Periods, respectively.  Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:  Distribution, selling and administrative expenses decreased $3.2 million to $67.3 million in the 2016 13-Week Period compared to $70.5 million in the 2015 13-Week Period, and comprised 7.1% and 6.8% of Wholesale Distribution net sales for the 2016 and 2015 13-Week Periods, respectively.

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

•

Audit Committee Investigation Expenses:  During the 2016 13-week period, the expense related to the Audit Committee Investigation decreased $0.5 million, but was zero as a percent of Wholesale Distribution net sales.  Total Audit Committee Investigation expenses for the 2016 13-week period were $0.6 million compared to $1.1 million for the same period in the prior year.  These expenses are comprised primarily of legal and audit fees. We anticipate that these expenses will continue to diminish during fiscal 2016.

•

General Expenses:  During the 2016 13-Week Period, general expenses decreased $4.2 million, but increased 0.2% as a percent of Wholesale Distribution net sales due to the decrease in net sales.  The decrease in general expenses was primarily due to decreased logistics costs related to the loss of business from Haggen’s Pacific Southwest stores.

•	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million for both the 2016 and 2015 13-Week Periods.

Interest.  Interest expense increased $0.1 million to $2.6 million in the 2016 13-Week Period compared to $2.5 million for the 2015 13-Week Period and comprised 0.3% and 0.2% of consolidated net sales for the 2016 and 2015 13-Week Periods, respectively.  Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.1 million to $2.5 million in the 2016 13-Week Period compared to $2.4 million in the 2015 13-Week Period.
•

Interest Rates:  Interest expense increased $0.3 million in the 2016 13-Week Period from the 2015 13-Week Period.  Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company and the term loan, was 3.3% and 2.9% for the 2016 and 2015 13-Week Periods, respectively.  The rate increase was due to the recent overall market rate change, partially offset by lower effective rates on Unified’s revolving line of credit and the debt refinancing that occurred in December 2014, which replaced the remaining senior secured notes with variable rate term debt.

•

Weighted Average Borrowings:  Interest expense decreased $0.2 million in the 2016 13-Week Period from the 2015 13-Week Period as a result of lower outstanding debt.  Weighted average borrowings decreased by $25.3 million primarily due to net proceeds received from the sale of our discontinued operations, partially offset by increases in non-working capital items such as costs incurred during fiscal 2015 in preparing for anticipated increased business and resulting wind down with Haggen, Audit Committee Investigation costs and stock repurchases made in the current fiscal year.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations.  A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.1 million for both the 2016 and 2015 13-Week Periods.

Estimated patronage dividends.  Estimated patronage dividends for the 2016 13-Week Period were $1.8 million, compared to estimated patronage dividends of $1.6 million in the 2015 13-Week Period. Estimated patronage dividends for the 2016 and 2015 13-Week Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2016 and 2015 13-Week Periods, respectively, we had patronage earnings of $1.7 million and $1.4 million in the Southern California Dairy Division, $0.1 million and $0.2 million in the Pacific Northwest Dairy Division and no patronage earnings in the Cooperative Division.  The Southern California Dairy Division implemented operational improvements in the second half of fiscal 2015, resulting in higher patronage earnings due to improved margins in addition to lower operating expenses during the 2016 13-Week Period compared to the 2015 13-Week Period.  The Cooperative Division experienced a loss in the 2016 13-Week Period due primarily to the loss of business from Haggen’s Pacific Southwest stores, partially offset by decreased distribution, selling and administrative costs and improved margins in our perishable product line.  Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.  Commencing in July 2016, as discussed in “Recent Developments,” we will no longer pay patronage dividends on sales of dairy products from the Southern California Dairy Division and the Pacific Northwest Dairy Division.

Income taxes. Our effective income tax rate was (0.7)% for the 2016 13-Week Period compared to (2.9)% for the 2015 13-Week Period.  The negative effective rates for the 2016 and 2015 13-Week Periods are due to valuation allowances provided to offset the income tax benefits associated with the 2016 and 2015 13-Week Period pre-tax losses.

THRITY-NINE WEEK PERIOD ENDED JULY 2, 2016 (“2016 39-WEEK PERIOD”) COMPARED TO THE THRITY-NINE WEEK PERIOD ENDED JUNE 27, 2015 (“2015 39-WEEK PERIOD”)

Overview of the 2016 39-Week Period.  We experienced an overall net sales decrease of $76.5 million, or 2.6%, to $2.836 billion for the 2016 39-Week Period as compared to $2.913 billion for the 2015 39-Week Period.  Our net sales for the Wholesale Distribution segment decreased $76.6 million, or 2.6%, for the comparable 2016 and 2015 39-Week Periods.  Net sales decreased primarily due to the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015) and lower meat sales prices due to declines in the related commodity cost that were passed along to our customers, partially offset by the growth in sales to existing customers and the addition of new customers.  Net sales in our All Other business activities increased $0.1 million for the comparable 2016 and 2015 39-Week Periods.

Our consolidated operating income increased $3.1 million to earnings of $5.2 million in the 2016 39-Week Period compared to earnings of $2.1 million in the 2015 39-Week Period.

The overall increase in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:  The Wholesale Distribution segment’s operating income increased $3.0 million to earnings of $4.8 million in the 2016 39-Week Period compared to earnings of $1.8 million in the 2015 39-Week Period.  This increase in earnings was primarily due to improved margins in our perishable product lines.

•

All Other:  Operating income in our All Other business activities reflected earnings of $0.4 million and $0.3 million in the 2016 and 2015 39-Week Periods, respectively.  All Other business activities consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2016 and 2015 39-Week Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirty-Nine Weeks Ended July 2, 2016		Thirty-Nine Weeks Ended June 27, 2015
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$2,912,987	—	$2,995,081	—	$(82,094)
Less: Gross billings through vendor direct arrangements	(77,622)	—	(83,110)	—	5,488
Net sales	2,835,365	100.0%	2,911,971	100.0%	(76,606)
Cost of sales	2,622,651	92.5	2,706,554	92.9	(83,903)
Distribution, selling and administrative expenses	207,955	7.3	203,665	7.0	4,290
Operating income	$4,759	0.2%	$1,752	0.1%	$3,007

All Other (dollars in thousands)
	Thirty-Nine Weeks Ended July 2, 2016		Thirty-Nine Weeks Ended June 27, 2015
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$1,177	—	$1,159	—	$18
Inter-segment eliminations	(294)	—	(352)	—	58
Net sales	883	100.0%	807	100.0%	76
Selling and administrative expenses	473	53.6	469	58.1	4
Operating income	$410	46.4%	$338	41.9%	$72

Net sales.  Consolidated net sales decreased $76.5 million, or 2.6%, to $2.836 billion in the 2016 39-Week Period compared to $2.913 billion for the 2015 39-Week Period.  Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:  Wholesale Distribution gross billings decreased $82.1 million to $2.913 billion in the 2016 39-Week Period compared to $2.995 billion for the 2015 39-Week Period.  Significant components of this decrease are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Decrease in Haggen Pacific Southwest business	$(80.8)
Increase in gross billings to continuing customers	47.9
New customers	22.3
Lost customers	(3.8)
Store closures of existing customers	(5.0)
Decrease in meat pricing due to decline in commodity cost	(62.7)
Change in gross billings	$(82.1)

Our customer base continues to be impacted by consumers who are highly price sensitive, seek lower-cost alternatives in their grocery purchases and have shown a willingness to shop at multiple stores for grocery products, including discounters and other non-traditional format stores.  This trend continues to have an adverse impact on gross billings as well as pressuring profit margins.  Sales decreased primarily due to the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015).  We were also impacted by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers and by store closures of existing customers.  These decreases were partially offset through the growth in sales to continuing customers, primarily due to the new agreement with Raley’s (see “Recent Developments – Raley’s”) and the addition of new customers.

•	All Other: Net sales were $0.9 million for the 2016 39-Week Period and $0.8 million for the 2015 39-Week Period, respectively.

Cost of sales.  Consolidated cost of sales were $2.623 billion for the 2016 39-Week Period and $2.707 billion for the 2015 39-Week Period and comprised 92.5% and 92.9% of consolidated net sales for the 2016 and 2015 39-Week Periods, respectively.  Factors impacting cost of sales were as follows:

•

Wholesale Distribution Segment: Cost of sales decreased $83.9 million to $2.623 billion in the 2016 39-Week Period compared to $2.707 billion in the 2015 39-Week Period.  As a percentage of Wholesale Distribution net sales, cost of sales were 92.5% and 92.9% for the 2016 and 2015 39-Week Periods, respectively.

•

We experienced increased margins in the perishable product lines, including improvements in the dairy operation and reduced product costs, resulting in a 0.2% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 39-Week Period compared to the 2015 39-Week Period.

•	Vendor related activity resulted in a 0.2% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 39-Week Period compared to the 2015 39-Week Period.

Distribution, selling and administrative expenses.  Consolidated distribution, selling and administrative expenses were $208.4 million in the 2016 39-Week Period compared to $204.1 million in the 2015 39-Week Period, reflecting an increase of $4.3 million, and comprised 7.3% and 7.0% of net sales for the 2016 and 2015 39-Week Periods, respectively.  Factors impacting distribution, selling and administrative expenses are as follows:

•

Wholesale Distribution Segment:  Distribution, selling and administrative expenses increased $4.3 million to $207.9 million in the 2016 39-Week Period compared to $203.6 million in the 2015 39-Week Period, and comprised 7.3% and 7.0% of Wholesale Distribution net sales for the 2016 and 2015 39-Week Periods, respectively.

•

Employee Pension and Postretirement Benefits:  During the 2016 39-Week Period, we experienced an increase of $4.3 million, or 0.2% as a percent of Wholesale Distribution net sales, in non-union employee postretirement benefit expenses, primarily due to a reduction in the amortization of prior service credits that arose from changes in our retiree medical program, as certain of these prior service credits were fully utilized in our fiscal year ended October 3, 2015.

•

Audit Committee Investigation Expenses:  During the 2016 39-week period, expenses related to the Audit Committee Investigation decreased $0.5 million, but were zero as a percent of Wholesale Distribution net sales.  Total Audit Committee Investigation expenses for the 2016 39-week period were $2.5 million compared to $3.0 million for the same period in the prior year.  These expenses are comprised primarily of legal and audit fees.  We anticipate that these expenses will continue to diminish during fiscal 2016.

•	General Expenses: During the 2016 39-Week Period, general expenses increased $0.5 million, or 0.1% as a percent of Wholesale Distribution net sales due to the decline in net sales.
•	All Other: Selling and administrative expenses for our All Other business activities were $0.5 million for both the 2016 and 2015 39-Week Periods.

Interest.  Interest expense was $7.5 million in both the 2016 and 2015 39-Week Periods, and comprised 0.3% of consolidated net sales for both the 2016 and 2015 39-Week Periods.  Factors impacting interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) remained stable at $7.2 million for both the 2016 39-Week Period and the 2015 39-Week Period.
•

Interest Rates:  Interest expense remained stable in the 2016 39-Week Period compared to the 2015 39-Week Period due to the impact of interest rates.  Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company, the term loan and the senior secured notes (2015 39-Week Period only), was 3.2% for both the 2016 and 2015 39-Week Periods.  Interest rates reflect lower effective rates on Unified’s revolving line of credit and the debt refinancing in December 2014, which replaced the remaining senior secured notes with variable rate term debt, offset by a recent increase in overall market rates.

•

Weighted Average Borrowings:  Interest expense remained stable in the 2016 39-Week Period compared to the 2015 39-Week Period, reflecting a relatively consistent level of outstanding debt.  Weighted average borrowings increased by $0.4 million primarily due to increases in non-working capital items such as costs incurred during fiscal 2015 in preparing for anticipated increased business and resulting wind down with Haggen, Audit Committee Investigation costs and stock repurchases made in the current fiscal year, offset by net proceeds received from the sale of our discontinued operations.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations.  A 25 basis point change in the market rate of interest over the period would have resulted in a $0.6 million increase or decrease in corresponding interest expense.

•	Interest expense on our other debt instruments was $0.3 million for both the 2016 and 2015 39-Week Periods.

Loss on early extinguishment of debt.  As discussed in “Outstanding Debt and Other Financing Arrangements” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q, during the 2015 39-Week Period, we incurred a Make-Whole Amount of $3.0 million in conjunction with the prepayment of $48.5 million of our remaining senior secured notes pursuant to our Amended and Restated Note Purchase Agreement dated as of January 3, 2006, as amended, with the then-current noteholders and John Hancock Life Insurance Company (U.S.A.), acting in its capacity as collateral agent for the then-current noteholders.  As a result of the prepayment of the remaining senior secured notes, we recorded a loss on early debt extinguishment of $3.2 million during the first quarter of fiscal year 2015.  This amount is comprised of the $3.0 million Make-Whole Amount plus the write-off of unamortized fees associated with the prepayment of the senior secured notes of $0.2 million.

Estimated patronage dividends.  Estimated patronage dividends for the 2016 39-Week Period were $6.5 million, compared to estimated patronage dividends of $4.5 million in the 2015 39-Week Period. Estimated patronage dividends for the 2016 and 2015 39-Week Periods consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division. For the 2016 and 2015 39-Week Periods, respectively, we had patronage earnings of $6.0 million and $3.9 million in the Southern California Dairy Division, $0.5 million and $0.6 million in the Pacific Northwest Dairy Division and no patronage earnings in the Cooperative Division.  The Southern California Dairy Division implemented operational improvements in the second half of fiscal 2015, resulting in higher patronage earnings due to improved margins in addition to lower operating expenses during the 2016 39-Week Period compared to the 2015 39-Week Period.  The Cooperative Division experienced a loss in the 2016 39-Week Period due primarily to the loss of business from Haggen’s Pacific Southwest stores and increased distribution, selling and administrative costs, partially offset by improved margins in our perishable product lines.  Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information), while patronage dividends produced by the dairy divisions are paid quarterly, historically in cash.  Commencing in July 2016, as discussed in “Recent Developments,” we will no longer pay patronage dividends on sales of dairy products from the Southern California Dairy Division and the Pacific Northwest Dairy Division.

Income taxes.  Our effective income tax rate was (0.5)% for the 2016 39-Week Period compared to (1.4)% for the 2015 39-Week Period.  The negative effective rates for the 2016 and 2015 39-Week Periods are due to valuation allowances provided to offset the income tax benefits associated with the 2016 and 2015 39-Week Period pre-tax losses.

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

At July 2, 2016, we had $0.8 million of tendered Class A Shares, $28.8 million of tendered Class B Shares and $1.4 million of eligible Class E Shares pending redemption or repurchase, whose redemption or repurchase is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see Part I, Item 1. “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares” of our Annual Report on Form 10-K for the year ended October 3, 2015 for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated condensed balance sheets.  Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets.  At July 2, 2016 and October 3, 2015, we had $9.9 million and $8.0 million, respectively, in “Members’ and Non-Members’ deposits” and $9.4 million and $10.2 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $8.6 million and $8.3 million, respectively, represented Excess Deposits).

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

CASH FLOW

We had positive cash flow from operating and investing activities during the 2016 39-Week Period.  Cash flows from operating and investing activities were used to partially offset cash utilized for financing activities.  We also reinvested proceeds from the sale of our discontinued operations to pay down debt and accounts payable.

As a result of these activities, net cash, consisting of cash and cash equivalents, was $2.5 million as of July 2, 2016 compared to $3.1 million as of October 3, 2015.

Our discontinued operations provided cash of $0.2 million in the 2016 39-Week Period compared to cash utilized of $0.8 million in the 2015 39-Week Period.  Cash provided in the 2016 39-Week Period resulted from the final sales price adjustment related to the sale of our former insurance subsidiaries, offset by expenses incurred relative to the sale of the former insurance subsidiaries.  In the 2015 39-Week Period, discontinued operations utilized cash for expenses related to the sale of the former insurance subsidiaries.

The following table summarizes the impact of operating, investing and financing activities on our cash flows from continuing operations for the 2016 and 2015 39-Week Periods:

(dollars in thousands)
Summary of Net (Decrease) Increase in Total Cash from Continuing Operations	2016	2015	Difference
Cash provided (utilized) by continuing operating activities	$17,247	$(13,857)	$31,104
Cash provided (utilized) by investing activities	13,007	(27,346)	40,353
Cash (utilized) provided by financing activities	(30,805)	42,190	(72,995)
Total (decrease) increase in cash from continuing operations	$(551)	$987	$(1,538)

Net cash flows from continuing operating, investing and financing activities decreased by $1.5 million, resulting in a $0.5 million decrease in cash for the 2016 39-Week Period compared to an increase of $1.0 million in cash for the 2015 39-Week Period. The decrease in net cash flow for the 2016 39-Week Period consisted of cash utilized by financing activities of $30.8 million, partially offset by cash provided by operating activities of $17.3 million and investing activities of $13.0 million.  The primary factors contributing to the changes in cash flow are discussed below.  At July 2, 2016 and October 3, 2015, working capital was $124.3 million and $139.5 million, respectively, and the current ratio was 1.4 at both July 2, 2016 and October 3, 2015.

Operating Activities:    Net cash provided by continuing operating activities increased by $31.1 million to $17.3 million provided in the 2016 39-Week Period compared to $13.8 million utilized in the 2015 39-Week Period.  The increase in cash provided by continuing operating activities compared to the 2015 39-Week Period was attributable to (1) an increase between the periods in cash received from collection of accounts receivable of $17.5 million, (2) an increase in net cash flows related to decreased inventories of $76.2 million (we had increased inventory in the prior year due primarily to the Haggen Pacific Southwest business), (3) an increase in other long term liabilities outstanding of $2.3 million, (4) a decrease in prepaid expenses and other current assets of $2.5 million and (5) an increase between the periods in net cash provided by other operating activities of $6.5 million.  The foregoing increases of $105.0 million in cash provided were partially offset by (1) cash used to pay accounts payable and accrued liabilities of $70.7 million and (2) an adjustment in the 2015 39-Week Period to reconcile net loss to net cash utilized by operating activities of $3.2 million related to the loss on early extinguishment of debt.

Investing Activities:    Net cash provided by investing activities increased by $40.4 million to $13.0 million in the 2016 39-Week Period compared to cash utilized of $27.4 million in the 2015 39-Week Period.  The increase in cash provided by investing activities during the 2016 39-Week Period as compared to the 2015 39-Week Period was due mainly to (1) proceeds of $26.2 million received from the sale of our discontinued insurance operations, (2) a decrease in cash utilized to purchase securities of $10.0 million and (3) a decrease in cash used for other assets and capital expenditures of $4.5 million.  The foregoing increases of $40.7 million in cash provided were partially offset by (1) a decrease in cash provided by net notes receivable activities of $0.1 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing, and (2) a decrease of $0.2 million in our investment in Western Family Holding Company due to a return of invested capital in the 2015 39-Week Period.  Spending on future investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash utilized by financing activities was $30.8 million for the 2016 39-Week Period compared to cash provided of $42.2 million in the 2015 39-Week Period.  The net decrease of $73.0 million in cash provided by financing activities for the 2016 39-Week Period as compared to the 2015 39-Week Period was due to a decrease in cash provided of $75.6 million related to increased notes payable repayments, lower revolver borrowings and lower borrowings under the “first-in last-out” tranche in our credit agreement.  The decreased cash provided by borrowing activities was partially offset by lower payments of deferred financing fees and payments of debt extinguishment costs in the 2016 39-Week Period compared to the 2015 39-Week Period of $4.9 million.  See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements.  In addition, there was a net decrease of $2.3 million in cash utilized for the repurchase activity of Members’ shares, partially offset by cash provided by Member and customer deposit activity.  Financing to meet future capital spending requirements is expected to be provided by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than items discussed below in “Outstanding Debt and Other Financing Arrangements,” there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the thirty-nine week period ended July 2, 2016.  See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 3, 2015 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the thirty-nine week period ended July 2, 2016.

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

Secured Credit Agreements

Credit Agreement – Consent and Waiver

We are party to an Amended and Restated Credit Agreement dated as of June 28, 2013, as amended in fiscal 2014 and fiscal 2015 (as so amended, the “Credit Agreement”), among the Company, the lenders party thereto, and Wells Fargo Bank, National Association (“N.A.”), as administrative agent (“Administrative Agent”).  See “Credit Facilities – Secured Credit Agreement” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2015 for a full description of the Credit Agreement and the amendments thereto.  On December 28, 2015, we entered into a consent and waiver (the “Consent”) whereby the Administrative Agent and the Lenders (as defined in the Credit Agreement) consented to (i) the extension to June 30, 2016 of the deadline for delivery of the annual financial statements and associated certifications and information required pursuant to the Credit Agreement and (ii) the extension to January 31, 2016 of the deadline for delivery of annual financial projections required pursuant to the Credit Agreement.  The financial projections were delivered prior to the January 31, 2016 deadline.  The annual financial statements and associated required certifications were delivered to the Company’s Administrative Agent and the Lenders on June 1, 2016, who confirmed that the Company is now in compliance with the reporting requirements of the Credit Agreement.

Our outstanding revolver borrowings under the Credit Agreement decreased to $150.4 million at July 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.48% per annum) from $161.8 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum), with access to approximately $126.7 million of additional capital available under the Credit Agreement to fund our continuing operations and capital spending requirements for the foreseeable future.  Our outstanding FILO borrowings under the Credit Agreement were $17.2 million at July 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 3.71% per annum) and $20.7 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum).  Our outstanding term loan borrowings under the Credit Agreement were $85.0 million at July 2, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.43% per annum) and $92.5 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum).  As of July 2, 2016, we are in compliance with all applicable covenants of the Credit Agreement.  While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Subsidiary Financing Arrangement

Our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), is party to an Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 as amended by Amendment Number One dated as of June 26, 2015 (as so amended, the “GCC Loan Agreement”), by and among GCC, the lenders party thereto, and California Bank & Trust (“CBT”), as Arranger and Administrative Agent (“Agent”).  See “Credit Facilities – Subsidiary Financing Arrangement” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 3, 2015 for a full description of the GCC Loan Agreement and the amendments thereto.

On December 28, 2015, GCC received consent from CBT for the GCC Loan Agreement to extend the due date of the covenant requirement to deliver our consolidated audited financial statements to June 30, 2016. The consolidated audited financial statements and associated certifications of the Company were delivered to California Bank & Trust on June 1, 2016, which confirmed that the Company is now in compliance with the reporting requirements of the GCC Loan Agreement.

GCC had no revolving loan borrowings outstanding at July 2, 2016 and October 3, 2015.  As of July 2, 2016, we are in compliance with all applicable covenants of the GCC Loan Agreement.  While we are currently not in violation of any required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

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

Other Debt Agreements

During fiscal 2013, we entered into three secured credit facilities to finance our purchase of tractors.  These agreements bear interest at a rate of 2.2% and mature in fiscal 2018.  At July 2, 2016 and October 3, 2015, respectively, the outstanding loan balance under the three agreements totaled $0.9 million and $1.4 million.

Capital Lease Agreements

During fiscal 2015, we entered into three capital lease agreements for equipment purchases.  Two of the capital lease agreements bear an interest rate of 2.09% and one capital lease agreement bears an interest rate of 2.26%.  The three capital lease agreements mature in fiscal 2020.  At July 2, 2016 and October 3, 2015, respectively, the outstanding loan balance under the three capital leases totaled $1.8 million and $2.1 million.

During fiscal 2016, we entered into two capital lease agreements for equipment purchases.  These capital lease agreements bear an interest rate of 2.10% and mature in fiscal 2021.  At July 2, 2016, the outstanding balance under the two capital lease agreements totaled $1.3 million.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for redemption and regardless of when the shares were tendered.  Historically, the Board considers the redemption of eligible Class A Shares at each board meeting.  All other shares eligible for redemption or repurchase are considered by the Board on an annual basis, usually in December.  Class E Shares will only be repurchased upon approval of the Board or upon sale or liquidation of the Company, and the repurchase price for the Class E Shares is fixed at their stated value of $100 per share.  The Class E Shares become eligible for repurchase at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for repurchase between the end of fiscal 2013 and the end of fiscal 2018.  There were no redemptions of Class A or Class B Shares during the thirty-nine week period ended July 2, 2016.  The Company repurchased 86,500 Class E Shares, which were eligible for repurchase in fiscal 2014 and 2015, for approximately $8.7 million during the thirty-nine week period ended July 2, 2016.

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

Our net periodic benefit plan credit for our combined pension and other postretirement benefits was approximately $1.9 million and $5.5 million for the thirty-nine weeks ended July 2, 2016 and June 27, 2015, respectively.

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

Additionally, we anticipated making benefit payments of $4.0 million to participants in the ESPPIII for the 2016 plan year.  We made benefit payments of $3.8 million to participants in the ESPPIII during the thirty-nine weeks ended July 2, 2016 for the 2016 plan year.

Benefit expense for the SERP is accrued under the assumption that all participants in the SERP will achieve full vesting (five years of service).  Our benefit expense was $1.3 million and $1.0 million for the thirty-nine weeks ended July 2, 2016 and June 27, 2015, respectively.  See Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.     Our operating results are highly dependent upon maintaining or growing our sales to our customers.  Our largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, constituted approximately 16% of our total net sales for the thirty-nine week period ended July 2, 2016.  In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 53% of our total net sales in fiscal 2015.  Our top ten customers constituted approximately 51% of our total net sales for the thirty-nine week period ended July 2, 2016.  A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results.  For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us.  Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012.  We have also experienced an overall decline in the number of Members every year since the end of fiscal 2008.  Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2015, an average decline of 5.7% per year in our membership base.  We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members.  Additionally, we are exposed to risk to master landlords if subtenants default under their subleases with us.  Our ten customers with the largest accounts receivable balances accounted for approximately 44% and 43% of total accounts receivable at July 2, 2016 and at October 3, 2015, respectively.  These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington.  We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the thirty-nine weeks ended July 2, 2016, approximately 69% of our net sales were to Members.  We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers.  Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1, “Business – Capital Shares” and Part I, Item 1, “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 3, 2015.

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members.  Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares).  During the thirty-nine weeks ended July 2, 2016, we did not redeem any Class B Shares that had been tendered at the close of fiscal 2015, leaving 94,593 Class B Shares, or 23% of our outstanding Class B Shares at the close of fiscal 2015, which have been tendered for redemption but not yet redeemed.  This percentage has steadily increased in recent years, from 21%, 17% and 16% of our outstanding Class B Shares at the close of fiscal 2014, 2013 and 2012, respectively, as we have (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2015, 2014, 2013 and 2012.  The increase in the number of shares our Members have sought to redeem has been driven by our having an overall decline in the number of Members every year since the end of fiscal 2008.  Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2015, an average decline of 5.7% per year in our membership base.  Our annual redemption rate has been less than the 5% limit in recent years due in significant part to our Board deciding to conserve capital during years of limited profit or a net loss. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years.  In addition, our ability to attract and issue shares to new Members, or redeem shares held by terminated Members and excess shares held by Members, has been impacted by the Audit Committee Investigation.  Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock.  See Part II, Item 8, “Financial Statements and Supplementary Data – Note 12” of our Annual Report on Form 10-K for the year ended October 3, 2015 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed.  Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness.  For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1, “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares,” Part I, Item 1, “Business – Customer Deposits” and Part I, Item 1, “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 3, 2015.  These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members may decide not to become Members.

We are vulnerable to changes in general economic conditions.    We are affected by certain economic factors that are beyond our control, including changes in the overall economic environment.  In recent periods, we have experienced significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk (through July 2016, when we ceased operating our Southern California Dairy Division manufacturing facility) and the cost of packaged goods purchased from other manufacturers.  An inflationary economic period could impact our operating expenses in a variety of areas, including, but not limited to, employee wages and benefits, workers’ compensation insurance and energy and fuel costs.  A portion of the risk related to employee wages and benefits is mitigated by bargaining agreements that contractually determine the amount of inflationary increases.  General economic conditions also impact our pension plan liabilities, as the assets funding or supporting these liabilities are invested in securities that are subject to interest rate and stock market fluctuations.  A portion of our debt is at floating interest rates and an inflationary economic cycle typically results in higher interest costs.  We operate in a highly competitive marketplace and passing on such cost increases to customers could be difficult.  It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability.  A lack of inflation in the cost of food products may also adversely impact our margins when we are unable to take advantage of forward buying opportunities whereby we purchase product at a lower price and, by the time we sell the product, the market price and the price at which we are able to sell the product has risen to a higher price as a result of inflation.  The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market.  Additionally, we are impacted by changes in prevailing interest rates or interest rates that have been negotiated in conjunction with our credit facilities.  A lower interest rate (used, for example, to discount our pension and postretirement unfunded obligations) may increase certain expenses, particularly pension and postretirement benefit costs, while decreasing potential interest expense for our credit facilities.  An increase in interest rates may have the opposite impact.  Consequently, it is difficult for us to accurately predict the impact that inflation, deflation or changes in interest rates might have on our operations.  To the extent we are unable to mitigate increasing costs, or retain the benefits from decreases in costs, patronage dividends may be reduced and/or the Exchange Value Per Share of our Class A and Class B Shares may decrease.

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

We are exposed to potential product liability claims and potential negative publicity surrounding any assertion that our products caused illness or injury.    The packaging, marketing and distribution of food products purchased from others or manufactured by us (excluding milk products no longer manufactured by us after July 2016) involves an inherent risk of product liability, product recall and adverse publicity. Such products may contain contaminants that may be inadvertently distributed or redistributed by us. These contaminants may result in illness, injury or death if such contaminants are not eliminated.  Product liability claims in excess of insurance coverage, as well as the negative publicity surrounding any assertion that our products caused illness, injury or death could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

As of July 2, 2016, we believe we have sufficient cash flow from operations and availability under the credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018.  However, if access to operating cash or to the credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all.  Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system in 2008-2009 triggered substantial volatility in the world financial markets and banking system.  As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in the fair value of plan assets during fiscal 2008.  The value of the plan’s investment portfolio increased in fiscal 2012, 2013 and 2014, declined in 2015 and decreased for the thirty-nine weeks ended July 2, 2016.  The values of the plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at July 2, 2016 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $2.5 million.  See Note 3 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members).  We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions.  During the thirty-nine weeks ended July 2, 2016, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in the value of life insurance and mutual fund assets, respectively.

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

Evaluation of Disclosure Controls and Procedures

As discussed in Part I, Item 1, “Business – Explanatory Note” and Part I, Item 1, “Business – Audit Committee Investigation,” of our Annual Report on Form 10-K for the year ended October 3, 2015, in connection with the Audit Committee Investigation, management evaluated the design and effectiveness of our disclosure controls and procedures and the effectiveness of the Company’s internal control over financial reporting as of the fiscal year ended October 3, 2015.  Management has also performed such evaluation as of the end of the period covered by this report. As described below, management has identified material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures. As a result of these material weaknesses, we have concluded that our disclosure controls and procedures were not effective as of July 2, 2016.

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

Under the supervision and with the participation from management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In connection with the preparation and filing of this Form 10-Q, and in conjunction with the findings of the Audit Committee Investigation described above, the Company’s management has evaluated the effectiveness of our internal control over financial reporting as of July 2, 2016 and concluded that, because of the material weaknesses described below, our internal control over financial reporting was not effective as of July 2, 2016.

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

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon such evaluation, management has determined that the Company had material weaknesses in its internal control over financial reporting as of July 2, 2016 related to:

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

As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of July 2, 2016.

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

The Company has designed a remediation plan related to oversight of subsidiaries and operating units that imposes a more formalized approach to the oversight of financial results of subsidiaries and operating units, ensuring that management’s authority and accountability is documented through policies and procedures, and that those policies and procedures establish transparency of subsidiary and operating unit transactions. The plan includes the establishment or enhancement of:

•	Required subsidiary/operating unit reporting timelines to ensure adequate time for management and, if needed, board level review (in process);
•	Standard analytical procedures for financial results with explanations required for trends (in process); and
•

Documentation of process owners at the corporate and accounting level, and a formalized process for each reporting period by which process owners are able to inquire of subsidiary/operating unit personnel about the financial results and underlying transactions (in process).

Controls over ensuring accurate and complete financial statement disclosures.

The Company is implementing a disclosure controls and procedures remediation plan that supplements the steps outlined above by requiring the following:

•	Update and re-issuance of the management disclosure committee charter, as well as assessment of disclosure committee membership (in process);
•	Create or enhance a formalized set of policies and procedures related to the periodic disclosure activities, which will include:
•	Creation of formal timelines and meeting structures/content (in process);
•	Incorporation of assessment and inquiry regarding substantive items within the financial statement in addition to edits and number tie-outs (in process);

•	Defined parameters for items to be addressed by the disclosure committee, such as material occurrences (completed);
•	Preparation and dissemination of formal minutes for each disclosure committee meeting (completed); and
•	Formalized process for reporting out to CEO and CFO of disclosure committee conclusions and recommendations (completed).
•	Implement a formal set of policies and procedures over the identification, review, approval and disclosure of related party transactions (completed).

Overall Control Environment

Based upon the various internal controls deficiencies and resulting material weaknesses discussed above, Management and the Audit Committee determined that incorporating certain broad-based remediation efforts would be necessary to provide the most effective results going forward. The deficiencies constituting the material weaknesses affect key higher level corporate activities such as compliance and risk monitoring. In addition the processes and procedures, and related communications, around capture and assessment of information required for disclosure and identification of potential inaccuracies in financial reporting and related party disclosures were found to have deficiencies. As a result, the Company and the Audit Committee determined that certain improvements to the overall control infrastructure are warranted:

•	Provide additional resources and structure to enhance the current internal audit function (in process); and
•

Assess the Company’s ethics and compliance program and provide additional resources and structure to areas such as the risk assessment process and reporting mechanisms such as the ethics hotline (in process).

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
April 3, 2016 – April 30, 2016	6,191 Class E Shares	$100.00
May 1, 2016 – May 28, 2016	218 Class E Shares	$100.00
May 29, 2016 – July 2, 2016	1,346 Class E Shares	$100.00
Total	7,755 Class E Shares	$100.00

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Effective as of June 22, 2016, the Board approved certain amendments to the Company’s Bylaws.  The amendments (1) clarified that the calculation of “exchange value” used in the determination of the repurchase price of the Company’s Class A and Class B Shares made with respect to a fiscal year end on or after September 30, 2006 excludes non-allocated retained earnings from Non-Patronage Business, and (2) added a section to the Bylaws entitled “Dividend Policy” that states “The Company shall not pay dividends on Class E Shares, whether in cash, capital stock, evidences of indebtedness, property or otherwise.”  For the complete text of the amendments, see the marked copy of the Bylaws, as amended, attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and incorporated herein by this reference.

In its Current Report on Form 8-K filed July 21, 2016, the Company disclosed that on July 15, 2016, Ms. Sue M. Klug announced her decision to resign as Executive Vice President and Chief Marketing Officer of the Company, effective as of July 29, 2016.

ITEM 6.  EXHIBITS

(a)	Exhibits

3.2*	Bylaws of Unified Grocers, Inc. as amended.

31.1*	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*(**)

Amendment No. 1 to Unified Grocers, Inc. Executive Insurance Plan Amended and Restated Split Dollar Agreement, effective as of July 18, 2016, by and between Unified Grocers, Inc., a California Corporation, and Robert M. Ling Jr.

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

Dated: August 12, 2016