Form 10-K
period 2016-10-01
UNIFIED GROCERS, INC.
filed 2016-12-16
CIK 320431

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended October 1, 2016 or

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 26, 2016, was as follows:

Class A: 122,500 shares	Class B:410,537 shares	Class C: 15 shares	Class E:114,209 shares

Documents Incorporated By Reference: None.

Part I

Item 1.    BUSINESS

The following information should be read in conjunction with the “Risk Factors” discussed in Item 1A of this Form 10-K for an understanding of the negative variables that can affect our business and results of operations.

Business Overview

Unified Grocers, Inc. (referred to in this Form 10-K, together with its consolidated subsidiaries, as "Unified," the "Company," "we," "us" or "our") is a California corporation organized in 1922 and incorporated in 1925. We are a retailer-owned, grocery wholesale cooperative serving supermarket, specialty, restaurant supply (through Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc.) and convenience store operators located primarily in the western United States and the Pacific Rim. We sell a wide variety of products typically found in supermarkets, including dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise, health and beauty care, service deli, service bakery, meat, eggs, produce, bakery and dairy products. We also provide financing services to our customers, as well as various support services, including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services. The availability of specific products and services may vary by geographic region. We have three separate geographical and marketing regions: Southern California, Northern California and the Pacific Northwest.

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

Earnings from patronage activities, excluding our finance and international subsidiaries, conducted with our Members (“Patronage Business”) are eligible for distribution in the form of patronage dividends. An entity that does not meet Member purchase requirements may conduct business with us as a Non-Member customer. We may also grant an entity that meets our Member purchase requirements the ability to conduct business with us as a Non-Member customer. We retain the earnings from our finance and international subsidiaries, earnings from patronage activities not distributed in patronage dividends, and earnings from business conducted with Non-Members (collectively, “Non-Patronage Business”). In fiscal years 2015 and prior, earnings from our former insurance subsidiaries (see below) were included in Non-Patronage Business. In fiscal years 2014 and prior, earnings from our Market Centre business (see below) were included in Non-Patronage Business.

Company Structure and Organization

Overview

Our business includes a single reportable segment – Wholesale Distribution:

•

Our Wholesale Distribution business includes the sale of perishable and non-perishable food and non-food products to both Members and Non-Members. Our Wholesale Distribution business provided nearly 100% of our consolidated net sales and approximately 91%, 75% and 100%, respectively, of our consolidated operating income for fiscal 2016, 2015 and 2014. The Wholesale Distribution segment represented approximately 96% of our consolidated total assets for fiscal year 2016 and 84% for each of fiscal year 2015 and 2014. The Wholesale Distribution business offers a broad range of branded and corporate brand products in nearly all product categories found in a typical supermarket. In addition, this business segment provides certain retail support services to our customers, including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services. Financing services are reported under All Other.

In fiscal 2015 and 2014, our business previously included the held-for-sale discontinued operations of our former Insurance segment as follows:

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

The following table presents percentages of net sales by type of similar product:

	Percent of Consolidated Net Sales
	Fiscal Years Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Wholesale Distribution:
Non-perishable products(1)	67%	65%	65%
Perishable products(2)	33%	35%	35%
Total Wholesale Distribution net sales	100%	100%	100%
Other(3)	—%	—%	—%
Total consolidated net sales	100%	100%	100%
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

•

Southern California Dairy Division: We offer fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Alta-Dena Certified Dairy, LLC, a wholly-owned subsidiary of Dean Foods Company (“Dean Foods Company”) through our Southern California Dairy Division. Prior to July 2016, the Southern California Dairy Division operated a milk processing plant in Los Angeles, California. Raw milk that was pasteurized and bottled at the plant was purchased from a third party dairy cooperative based in California. The Southern California Dairy also bottled water and various fruit punch drinks. In July 2016, we ceased operating our milk processing plant.

•

Pacific Northwest Dairy Division: The Pacific Northwest Dairy Division generates earnings from sales of dairy and related products manufactured by third parties. Dairy and related products are distributed by our Milwaukie, Oregon and Seattle, Washington distribution facilities and by third parties directly to our customers in the Pacific Northwest region.

•

Market Centre: We sell food products such as Hispanic, other ethnic, gourmet, natural, organic and other specialty foods through our Market Centre division. Our Market Centre operation conducts business as a separate division within Wholesale Distribution. The Market Centre division has a number of signature brands that are exclusive to our customers. We either own the brands or have the exclusive right to distribute them. We also sell products carried in the Cooperative Division to small Non-Member customers through the Market Centre division. In fiscal 2015, our Market Centre subsidiary was dissolved as a legal entity and ceased operating as a wholly-owned subsidiary of the Company.

•	Unified International, Inc.: We sell products and provide shipping services to Non-Member customers through our Unified International, Inc. subsidiary.

Earnings from business conducted with Members in our Cooperative, Southern California Dairy (through June 2016), Pacific Northwest Dairy (through May 2016) and Market Centre divisions are eligible for distribution in the form of patronage dividends. After June 2016 and May 2016, respectively, we no longer pay patronage dividends on, and will retain the earnings from, business conducted with Members in the Southern California and Pacific Northwest Dairy Divisions. We retain the earnings from business conducted with Non-Members in our Cooperative, Southern California Dairy, Pacific Northwest Dairy and Market Centre divisions. We also retain the earnings from all business, with both Member and Non-Member customers, conducted by our subsidiaries, including Grocers Capital Company and Unified International, Inc.

Customers

Approximately 68% and 74%, respectively, of our net sales were conducted with Members on a patronage basis in fiscal 2016 and 2015. Earnings resulting from our patronage sales are eligible to be distributed in the form of patronage dividends based on qualified patronage purchases. Approximately 32% and 26%, respectively, of our net sales were conducted with Non-Members in fiscal 2016 and 2015. We retain earnings from all business activities transacted with Non-Members and Non-Patronage Business activities transacted with Members. Our Member and Non-Member customers are typically retail grocery store operators ranging in size from single store operators to regional supermarket chains.

During the period from fiscal 2013–2016, the characteristics of our membership base included the following with respect to Member store ownership in relation to the sales volume provided by such ownership: One to five store operators comprise approximately 88% of our Member count and 31% of our Member sales, while operators in excess of five stores comprise approximately 12% of our Member count and 69% of our Member sales.

We have experienced an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2016, an average decline of 5.0% per year in our membership base. Member gross billings for the comparable period experienced a reduction of approximately 2.6%. We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors. This decline is also currently due to our not admitting new Members as a result of our having suspended issuance of Class A and Class B Shares because we had not been current in our periodic SEC filings. The decline predominately reflects the loss of Members who own one to five stores that comprise approximately 31% of our Member sales, while Members who continue purchasing from us typically own in excess of five stores and provide approximately 69% of our sales. Accordingly, the reduction in the number of Members that have declined since 2008 is not solely reflective of a continuing negative trend in sales, as Members with higher store ownership have demonstrated they can provide additional sales volume to offset the loss of smaller Members.

We support our Member and Non-Member customers with go-to-market strategies serving many types of retail formats across our various geographic regions, including traditional, price impact, ethnic, natural and organic, and gourmet and specialty stores.

Our largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, accounted for 17%,16% and 15% of our total net sales, and our ten largest customers (including Cash & Carry Stores, LLC), taken together, accounted for 50%, 53% and 49% of our total net sales, for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively.

Our ten customers with the largest accounts receivable balances accounted for approximately 41% and 43% of total accounts receivable at October 1, 2016 and October 3, 2015, respectively.

Supply Agreements

During the normal course of business, we may enter into supply agreements with customers. These agreements typically require that a customer purchase a specified amount of its merchandise requirements from us and obligate us to supply such merchandise pursuant to agreed-upon terms and conditions relating to matters such as pricing (i.e., mark-up) and delivery. We may also enter into supply agreements with customers under which we make a loan or provide upfront money or other benefits to the customer, including funding store acquisitions or renovations, or providing more favorable pricing based on the customer’s purchasing volume commitments. The supply agreements vary with respect to terms and duration, generally with terms between three and seven years, with expiration dates often staggered among customers to mitigate risk. Approximately 60% of our net sales in the Wholesale Distribution segment in fiscal 2016 were to customers pursuant to the terms of a supply agreement, an increasing trend compared to 59% in fiscal 2015 and 55% in fiscal 2014. This trend reflects a shift in sales mix toward sales to larger customers that tend to have reduced margins resulting from their higher purchase volume. We have supply agreements with eight of our top ten customers. We recently renewed supply agreements containing multi-year commitments with four of our top ten customers that had contracts expiring during the current fiscal year.

Products

National Brands

We supply approximately 105,000 national and regional brand items, which represented approximately 95% of our net sales in the Wholesale Distribution segment in fiscal 2016. National branded items range from small to large consumer goods companies such as Kraft Heinz Company, Nestle USA, Hain Celestial Group, Inc. and Tyson Foods, Inc. We believe that national and regional brands are attractive to chain accounts and other customers seeking consistent product availability throughout their retail operations. Our national brand strategy fosters close relationships with many national suppliers, which provide us with important sales and marketing support.

Corporate Brands

We sell an extensive line of food and non-food items under various corporate brands. Our three-tier corporate brand strategy emphasizes certain corporate national brand equivalents as alternatives to national brand items, value-oriented corporate brands as alternatives to lower cost regional labels, and an upscale natural/organic brand for more health-conscious consumers. These corporate brands enable us to offer our customers an exclusive line of product alternatives across a wide range of price points. Sales of our corporate brand products represented approximately 5% of net sales in the Wholesale Distribution segment in fiscal 2016; however, these products represent approximately 12% of our grocery, frozen food and delicatessen business.

We currently offer approximately 5,400 corporate brand products in the following categories: dry grocery, frozen, delicatessen, general merchandise, ice cream, fluid milk, dairy and bakery. These products are sold under the national brand equivalent corporate brands of Western Family, Springfield, Cottage Hearth and Natural Directions and the value-oriented corporate brands of Special Value and Golden Crème. In response to increased consumer demand for natural and organic products, we expect to grow corporate brand sales, in part, through our Natural Directions products. We operate a bakery manufacturing facility in Los Angeles, California where we produce bread and other bread products under the Springfield, Golden Crème and Cottage Hearth corporate brands. With the exception of the bakery, all of our corporate brand products are manufactured by third parties. In July 2016, we ceased operating our milk, water and juice processing plant in Los Angeles, California, but continue offering our products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company. In February 2016, we joined Topco Associates, LLC (“Topco”) as a member. In June 2016, Western Family Foods Inc. (“Western Family”) reached an agreement with Topco authorizing Topco to source Western Family’s private label brands, including the Western Family and Natural Directions brands that are sold through us. Commencing in the fourth quarter of fiscal 2016, we began transitioning to Topco as our primary supplier for Springfield and Special Value products. In addition, Topco serves as our sole-source supplier for general merchandise and health and beauty care products under its TopCare label. Western Family is currently in the process of moving the private label management of our Western Family and Natural Directions products into Topco. In addition, our other corporate brand products are developed, trademarked, owned and managed by us primarily through Topco. With respect to such products, we represent the brands as the owner, which allows us to direct the marketing and promotional aspects of this business in addition to our ability to negotiate cost directly with our corporate brand manufacturers. Corporate brand items tend to have slightly higher margins for both the retailer and Unified due to this ability to negotiate cost with manufacturers and influence product marketing and promotion.

Additional Products through Vendor Direct Arrangements

We make available to our customers additional products through vendor direct arrangements with certain preferred providers. For example, in June 2013 we entered into an agreement with Charlie’s Produce (“Charlie’s”) for Charlie’s to be our exclusive partner in all produce categories for serving our independent retail customers operating stores in the Pacific Northwest. We now have a similar arrangement with Charlie’s to supply produce to our customers in Southern California as well. In addition, in June 2016, Dean Foods Company began supplying our customers in Southern California with fluid milk and other products, including our private label brands. We also have similar arrangements for the supply of produce to our Northern California customers and the supply of branded and private label ice cream to our Southern California customers. Vendor direct arrangements allow us to further enhance the product offerings to our customers beyond what we carry in our warehouses while maintaining the benefits, such as consolidated billing, volume discounts and service and support, of purchasing from Unified.

Facilities and Transportation

As of October 1, 2016, we operated approximately 4.5 million square feet of warehouse and manufacturing space throughout our marketing regions.

•

Southern California:  We own and operate a dry grocery warehouse in Commerce and a combined frozen foods/refrigerated warehouse in Santa Fe Springs. These facilities serve our customers in Southern California, Southern Nevada, Arizona, New Mexico, Texas and the Pacific Rim. We own and operate a bakery manufacturing facility and a milk, water and juice processing plant, both in Los Angeles. In July 2016, we ceased operating our milk, water and juice processing plant, but continue offering our products to our Members and customers through a vendor direct arrangement with Dean Foods Company.

•

Northern California:  We own a dry grocery and a combined frozen foods/refrigerated warehouse in Stockton. The Stockton facilities provide dry grocery, frozen and refrigerated foods primarily to our customers in Northern California, Hawaii, Northern Nevada and the Pacific Rim. The Stockton facilities also supply gourmet, specialty, and natural and organic foods to all three of our marketing regions.

In February 2015, we entered into an agreement with Raley’s Supermarkets (“Raley’s”) under which we subleased a Stockton, California facility for five years. We currently operate that facility to distribute general merchandise and health and beauty products to Raley’s under a five-year supply agreement. This facility also services our other customers, and has created the opportunity to consolidate and distribute all general merchandise and health and beauty products.

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

Our customers may choose either of two delivery options for the distribution of our products: have us deliver orders to their stores or warehouses or pick up their orders from our distribution centers. We operate a fleet of 294 tractors and 875 trailers that we use to distribute products to our customers. Approximately 45% of our sales are delivered to customers by our own fleet of tractors and trailers. This percentage has been on a relatively steady decline from 60% or more in 2008 and earlier years as customers have increasingly utilized their own fleets or third-party carriers. Continuation of this trend may have a negative impact on our fleet efficiencies and increase our delivery cost to our remaining customers. If we are unable to offset the increased delivery costs, this may result in lower profitability for the Company.

Recent Developments

Audit Committee Investigation.  In September 2014, the Audit Committee of the Company’s Board of Directors announced that it was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries and related matters (the “Audit Committee Investigation”). On or about November 2015, the Audit Committee Investigation concluded. We incurred approximately $2.8 million and $5.5 million in expenses through the fiscal years ended October 1, 2016 and October 3, 2015, respectively, in connection with the Audit Committee Investigation. Approximately $0.1 million and $0.7 million of these expenses were included in our loss on sale of our discontinued operations as further discussed below. For additional information on the Audit Committee Investigation, see “Business –Audit Committee Investigation,” Note 2,

“Audit Committee Investigation,” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 9A, “Controls and Procedures.”

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

In September 2015, Haggen filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to Haggen’s bankruptcy filing, we terminated our product supply agreement with Haggen and had already begun reducing our potential exposure including, but not limited to, arranging for payment in advance for product supplied to Haggen and reducing the amount of inventory we were carrying specifically for Haggen. In October 2015, we entered into a trade agreement (the "Trade Agreement") with Haggen under which we continued to supply product to Haggen as a critical vendor during Haggen's Chapter 11 case. Pursuant to the Trade Agreement, Haggen paid a substantial portion of our prepetition receivable in exchange for certain shipping terms from Unified. Haggen also agreed to stipulate to an allowed administrative expense priority claim under section 503(b)(9) of the Bankruptcy Code for the balance of our prepetition claim for goods shipped to Haggen. We also filed a proof of claim against Haggen for breach of contract damages related to the termination of the Supply Agreement and various ancillary agreements. Such claim would be treated as a general unsecured claim in the Haggen chapter 11 cases. The Bankruptcy Court has extended the debtors’ exclusive period to file a chapter 11 plan through February 1, 2017; and thus, Haggen has not yet filed a plan or determined the projected recoveries on general unsecured claims. Relatedly, on September 7, 2016, the Official Committee of Unsecured Creditors filed a complaint against Comvest Group Holdings, LLC, the private equity owner of Haggen, and certain of Haggen's non-debtor affiliates (the "Committee Litigation"). The Committee Litigation seeks to recover additional funds for Haggen's bankruptcy estate for the benefit of unsecured creditors, including the potential payment of Unified’s general unsecured claim.

Effective November 21, 2015, we ceased supplying product to Haggen’s Pacific Southwest stores. Accordingly, we do not expect the sales to Haggen to continue at the levels generated during the last half of fiscal 2015 or during the first quarter of fiscal 2016. Sales to Haggen’s Pacific Southwest stores were approximately $9.6 million for the first quarter of fiscal 2016. Pursuant to the Trade Agreement, we continued to supply Haggen’s Washington and Oregon stores with product during Haggen’s bankruptcy case. In June 2016, we entered into a one-year supply agreement with Safeway, Inc., a subsidiary of Albertson’s Companies, Inc., to continue supplying the former Haggen stores that were purchased by Safeway, Inc. in the Pacific Northwest. Sales to the former Haggen Pacific Northwest stores were approximately $124.3 million for the fifty-two weeks ended October 1, 2016.

Raley’s. In February 2015, we entered into an agreement with Raley’s under which we subleased its existing Stockton, California facility for five years. We currently operate that facility to distribute general merchandise and health and beauty products to Raley’s under a five-year supply agreement. This facility also services our other customers, and has created the opportunity for Unified to consolidate and distribute all general merchandise and health and beauty care products from a single location.

Sale of Insurance Segment.  In July 2014, our management and Board made a strategic determination to focus the Company’s efforts on our core grocery business operations in order to better serve Unified’s Members and customers. In conjunction with this decision, our management and Board determined that our insurance operations represented a significant non-core portion of our business, and on October 7, 2015 (the “Closing Date”), we completed the sale, at a discount to Tangible Book Value (“TBV”) (as defined in the Stock Purchase Agreement discussed below), of all of the outstanding shares of our wholly owned subsidiary, Unified Grocers Insurance Services (“UGIS”), to AmTrust Financial Services, Inc. (“AmTrust”) pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and AmTrust dated as of April 16, 2015. As of the Closing Date, UGIS owned all of the outstanding shares of the capital stock of Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda). We refer to UGIS, Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda) collectively as the “Acquired Companies.”

We received $26.2 million in cash proceeds for the Acquired Companies, representing an agreed-upon discount to the estimated TBV, which was calculated as defined in the Stock Purchase Agreement. We utilized the net proceeds of this transaction to repay certain indebtedness. In May 2016, AmTrust delivered to us a final closing statement, including its calculation of the TBV as of the Closing Date. The final purchase price was adjusted to reflect an increase in the purchase price of $0.4 million between the estimated TBV as of the Closing Date and the actual TBV as of the Closing Date. For the year ending October 1, 2016, we had net earnings of $0.3 million attributable to our discontinued operations.

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

Dairy Divisions.  In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility, but continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company. Coincident with this change, we no longer pay patronage dividends on products supplied by Dean Foods Company. In conjunction with the changes to the Southern California Dairy Division, the Pacific Northwest Dairy Division no longer pays patronage dividends on sales of dairy products after May 2016.

Addition of New Supplier for Private Label Products.  As discussed in “Business – Products – Corporate Brands,” we currently sell products under national brand equivalent and value-oriented corporate brands. In February 2016, we joined Topco as a member. Topco is a privately held company that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies. In June 2016, Western Family reached an agreement with Topco authorizing Topco to source Western Family’s private label brands, including the Western Family and Natural Directions brands that are sold through us. Western Family announced that the transition of procurement and marketing to Topco will take several months, with all orders and invoices continuing through Western Family until that time. When the transition of the products is complete, Western Family’s headquarters in Oregon will close and Western Family will lay off the majority of its workforce.

Commencing in the fourth quarter of fiscal 2016, we began transitioning to Topco as our primary supplier for our Springfield national brand equivalent and our value-oriented Special Value products. In addition, Topco will serve as our sole-source supplier for general merchandise and health and beauty care products under its TopCare label.

Held-for-Sale Discontinued Insurance Operations

Our formerly held-for-sale discontinued Insurance operations included two insurance subsidiaries that previously provided insurance and insurance-related products to both us and our Member and Non-Member customers in most of the states in which we formerly conducted our insurance business. Our formerly held-for-sale discontinued Insurance business also included an insurance agency subsidiary that placed business with insurance carriers, including our former insurance subsidiaries. In fiscal 2015, the insurance and insurance-related products provided by our former insurance subsidiaries included workers’ compensation and liability insurance policies.

The formerly held-for-sale discontinued Insurance segment represented approximately 13% of our consolidated total assets for each of fiscal 2015 and 2014. Net sales produced by our formerly held-for-sale discontinued Insurance segment equated to approximately 1% of our consolidated net sales for each of fiscal year 2015 and 2014.

Other Support Businesses

Our other support businesses, consisting primarily of a financing entity, collectively accounted for less than 1% of our consolidated net sales and approximately 9%, 25% and 0%, respectively, of our consolidated operating income for fiscal 2016, 2015 and 2014. Our other support businesses represented approximately 3% of our consolidated total assets for each of fiscal year 2016, 2015 and 2014.

Employees

As of October 1, 2016, we employed approximately 2,400 employees, of whom approximately 56% are represented by labor unions under 19 collective bargaining agreements. The International Brotherhood of Teamsters represents a majority of employees covered by labor contracts. Collective bargaining agreements affecting our employees have various expiration dates ranging from 2016 through 2020. We believe our labor relations with the various local unions are good.

Industry Overview and the Company’s Operating Environment

Competition

The grocery industry, including the wholesale food distribution business, is highly competitive and characterized by high volume and low profit margins. In recent years, the grocery industry has consisted primarily of large, vertically integrated chain stores and has seen mergers and acquisitions among competing organizations to achieve economies of scale. In addition, the industry has seen increasing numbers of alternative format stores and large chain stores from other industries devote considerable square footage to enter and compete in the grocery industry. Going forward, the industry will face further competition from online retailers that feature online ordering and direct delivery to consumers.

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

We compete in the wholesale grocery industry with many regional and local grocery, general food, meat, produce, specialty, bakery and dairy wholesalers and distributors, as well as with national food wholesalers, namely C&S Wholesale Grocers, Inc., Supervalu, Inc., United Natural Foods, Inc. (UNFI) and KeHE Distributors, LLC. Many of our customers, including Members, buy from such competing wholesalers and distributors in addition to us, such that we are competing for business at the wholesale grocery level on a daily basis. This competition is intense with respect to, among other things, price, selection, availability and service.

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

In helping our customers remain competitive, whether they operate a traditional full-service grocery store or a non-traditional format store targeting particular consumers, we emphasize providing a diverse line of high quality products, competitive pricing and timely and reliable deliveries. We also provide a wide range of other services, including merchandising, retail pricing support, advertising, financing and technology products and solutions, to further support our customers’ businesses. One of our technology solutions involves partnering with Members to access their front-end scan information. This data gives us the opportunity to work with our Members to analyze their retail sales trends and enhances our ability to supply them the products in demand by their customers.

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

We are impacted by the level of inflation and deflation in a variety of areas, including, but not limited to, sales, cost of sales, employee wages and benefits, workers’ compensation insurance and energy and fuel costs. We typically experience significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk, and the cost of packaged goods purchased from other manufacturers. Our operating programs are designed to give us the flexibility to pass these costs on to our customers; however, we may not always be able to pass such increases on to customers on a complete or timely basis. Any delay may result in our recovering less than all of a price increase. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. For example, in the current fiscal year, the deflation we have experienced in meat product cost has negatively impacted our sales; however, our margins were not similarly impacted. Our earnings are impacted by inventory holding gains or losses, such that during inflationary periods we benefit from increased product pricing, while during periods of low inflation or deflation, these gains are reduced or eliminated. We are subject to changes in energy costs (excluding fuels) which we may not be able to pass along to customers. With respect to fuel costs, we assess a fuel surcharge on product shipments to address the potential volatility in fuel costs. The fuel surcharge is indexed to allow us to recover costs over a specified level. Our continual focus on cost control and operational efficiency improvements helps us mitigate other changes in operating costs.

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

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan III, Supplemental Executive Retirement Plan and deferred compensation plan (see Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion). Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. In fiscal 2016, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in the value of life insurance and mutual fund assets, respectively.

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

Competitive Strategy

Our strategy is to provide our customers with the tools they need to be successful in serving consumers at the retail level. We are focused on continuing to provide a broad range of high quality products and services, at competitive prices, to enable our customers’ stores to attract and satisfy consumers. As consumer demands shift or technology creates new ways for retailers to reach consumers, we seek to be at the forefront of providing the new products and services our customers need to make the most of market opportunities. In addition, we seek to increase sales outside the traditional supermarket channel, expand our sales and service offerings into other geographic areas, including through partnerships with other regional wholesale distribution companies, and seize other business opportunities, such as logistics, warehousing and transportation services that leverage our assets.

Our strategic focus continues to emphasize providing our Members with the products, services and go-to-market support they need in order to be successful in our changing marketplace. For example, we have partnered with Members to access their front-end scan information. This data gives us the opportunity to work with our Members to analyze their retail sales trends and enhances our ability to supply them the products in demand by their customers. Our strategic focus in fiscal 2016 and beyond to grow the Company and increase profitability and capitalization will be concentrated on the following areas:

•	Growth in sales to our Members – we strive to be our Members’ primary provider across all category offerings and partner with them to increase sales at retail.
•	Improve our distribution network – we constantly seek to optimize our efficiencies and reduce logistics costs to us and our Members.
•	Product assortment - we look to continually provide products and services that our Members currently sell and assist them in addressing their retail challenges.
•	Business units – we seek to enhance the alignment of our business units to support our Members’ category management across all lines of product categorization.
•	Information technology strategy – we seek to provide flexible and nimble technology to support our strategic plans at the lowest possible cost.
•	Organizational strategy – we seek to enhance our organizational effectiveness to support our strategic focus and go to market strategies.

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

Capital Shares

Ownership and Exchange of Shares

Our Class A and Class B Shares are issued by us to our Members based on their acceptance into membership by the Board and in accordance with their membership agreements. Our Class A and Class B Shares are repurchased by us from our Members, a process we refer to as the exchange of shares, in each case from time to time at the discretion of the Board and in accordance with our share purchase requirements and at a price (the “Exchange Value Per Share”) based on a formula approved by the Board. The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings, excluding non-allocated retained earnings.

There is no established public trading market for our shares. The Exchange Value Per Share is not intended to and should not be viewed as the amount for which any of our shares of capital stock or, in the aggregate, the Company or our net assets could be sold. Moreover, if the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and to not allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will not benefit from such earnings. Likewise, if the Board decides in any year to reverse prior allocations of earnings from our Non-Patronage

Business and allocate such amounts to the Exchange Value Per Share, then the redemption price of Class A and Class B Shares that are repurchased in the year of such reversal and in future years will be increased. See Part II, Item 5, “MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES” and Part II, Item 6, “SELECTED FINANCIAL DATA” for additional information on the calculation of the Exchange Value Per Share. Our Class C and Class E Shares are exchanged with our directors and Members, respectively, at a fixed stated value. See “—Classes of Shares—Class C Shares” and “—Classes of Shares—Class E Shares.” The Board each year may increase or decrease the amount of non-allocated retained earnings that is excluded from the Exchange Value Per Share. Our non-allocated retained earnings were $6.9 million in each of fiscal 2016, 2015 and 2014.

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

Class E Shares

We issued Class E Shares as a portion of the Cooperative Division patronage dividends in fiscal years 2003 through 2009, and may issue them as a portion of the Cooperative Division patronage dividends in future periods, as determined annually at the discretion of the Board (see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Equity Enhancement”). The Class E Shares are subject to repurchase by the Company at $100 per share, do not have the potential to appreciate over time above $100 per share, do not accrue interest, and have no voting rights except as required by law. The Board does not intend to declare ordinary dividends on Class E Shares in the future. Class E Shares are transferable only with our consent, which will normally be withheld except in connection with the transfer of a Member's business to an existing or new Member for continuation of such business. Class E Shares become eligible for repurchase at the discretion of the Board ten years after their date of issuance, with the outstanding Class E Shares becoming eligible for repurchase between the end of fiscal 2013 and the end of fiscal 2018. Our redemption policy provides that Class E Shares will not be repurchased for at least ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company. See “—Redemption of Class A and Class B Shares and Repurchase of Class E Shares.”

Redemption of Class A and Class B Shares and Repurchase of Class E Shares

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption or repurchase are considered by the Board on an annual basis, usually in December. Class E Shares will only be repurchased upon approval of the Board, and the repurchase price for the Class E Shares is fixed at $100 per share.

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

During fiscal 2017, it is unlikely that we will redeem any Class B Shares that had been tendered for redemption as of the close of fiscal 2016, leaving 101,824 Class B Shares, or 25% of our outstanding Class B Shares at the close of fiscal 2016 with an aggregate redemption value of $29.8 million, which have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 23%, 21% and 17% of our outstanding Class B Shares at the close of fiscal 2015, 2014 and 2013, respectively, as we (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2012 through fiscal 2016. Based on the current level of redemption as compared to the number of shares tendered for redemption, such shares may not be redeemed for years under our redemption policy, if at all. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock.

There is no assurance that our financial condition will enable us to redeem shares tendered for redemption. Even if redemption is permitted by legal requirements, it is likely under our redemption policy that a Member’s Class B Shares will not be fully, or even partially, redeemed in the year in which they are tendered for redemption. If we are not able to redeem all shares eligible for redemption in a given year, then the shares redeemed will be determined on a pro rata basis. See Part I, Item 1A, “Risk Factors – The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership,” Part II, Item 5, “Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities,” Part II, Item 8, “Financial Statements and Supplementary Data – Note 12” for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed.

During fiscal 2016, we repurchased 91,013 Class E Shares at a price of $9.1 million that were eligible for repurchase in fiscal 2015 and 2016. In accordance with the Board’s continuing repurchase authorization, 20,970 Class E Shares with an aggregate repurchase price of $2.1 million remain eligible for repurchase. There is no assurance that our financial condition will enable us to, or our Board will determine to, repurchase Class E shares in the fiscal year they become eligible for repurchase.

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

For information concerning our purchases of capital shares during fiscal 2016 and 2015, see Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.”

Credit Agreements

We are a party to credit agreements which provide that during any period where we are in breach of, or an event of default has occurred under, such credit agreements, we will be prohibited from redeeming or repurchasing Class A, Class B and Class E Shares. In addition, any redemptions/repurchases are subject to an excess availability test.

Patronage Dividends

We distribute patronage dividends to our Members based upon our patronage earnings during a fiscal year. Non-Member customers are not entitled to receive patronage dividends. Historically, the Board has approved the payment of dividends and the form of such payment for our three patronage-earning divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division, although as discussed below we recently ceased paying patronage dividends in respect of our Southern California Dairy Division and our Pacific Northwest Dairy Division. We track the volume of qualifying patronage sales in each of these patronage-earning divisions on an individual Member basis to determine each such Member’s share of such patronage dividends. Patronage dividends for each patronage-earning division are paid solely to Members who purchase products from such division.

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

•

Southern California Dairy Division. Prior to July 2016, patronage earnings attributable to the Southern California Dairy Division had been derived primarily from sales of products manufactured at a milk, water and juice bottling plant located in Los Angeles, California. We ceased operating this facility in July 2016 but continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company. Coincident with this change, the Company no longer pays patronage dividends on products supplied by Dean Foods Company.

•

Pacific Northwest Dairy Division. Patronage earnings attributable to the Pacific Northwest Dairy Division had been derived from sales of dairy products manufactured by third party suppliers located in Oregon and Washington. In conjunction with the changes to the Southern California Dairy Division discussed above, the Pacific Northwest Dairy Division no longer pays patronage dividends on sales of dairy products after May 2016.

The following table summarizes the patronage dividends distributed by us during the past three fiscal years.

(dollars in thousands)
Division	2016	2015	2014
Cooperative Division	$—	$—	$—
Southern California Dairy Division	6,039	6,450	8,530
Pacific Northwest Dairy Division	461	784	865
Total	$6,500	$7,234	$9,395

The Cooperative Division incurred losses during the 2016, 2015 and 2014 Periods. As a result, there were no Cooperative Division patronage earnings available for distribution. The loss in the Cooperative Division decreased in the fiscal year ended October 1, 2016 primarily due to the increase in margins in our perishable product lines and the decrease in operating expenses. Patronage dividends in our Dairy Divisions decreased in the fiscal year ended October 1, 2016 compared to the fiscal year ended October 3, 2015. As discussed above and in “Wholesale Distribution Business – Overview,” this decrease reflects that after June 2016 and May 2016, respectively, we no longer pay patronage dividends on, and retain the earnings from, sales of products from both the Southern California Dairy Division and Pacific Northwest Dairy Division.

See additional discussion in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Wholesale Distribution Segment.” Total patronage earnings are based on the combined results of the Cooperative Division, the Southern California Dairy Division and the Pacific Northwest Dairy Division. In the event of a loss in one division, the Board will make an equitable decision with respect to the treatment of the loss. During the 2016, 2015 and 2014 Periods, the Cooperative Division experienced losses that were recognized in net earnings, thereby reducing our Exchange Value Per Share.

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

Patronage dividends for the Cooperative Division are calculated annually and distributed to Members following each fiscal year in proportion to the qualified patronage sales during such fiscal year. Historically the Company has distributed patronage dividends in cash, Class B and Class E shares and patronage dividend certificates. For fiscal 2016, 2015 and 2014, there were no Cooperative Division patronage earnings available for distribution.

Patronage dividends for our dairy divisions are calculated quarterly and have been historically distributed to Members in cash on a quarterly basis in proportion to the qualified patronage sales during the quarter.

Customer Deposits

Customers may be required to maintain a cash deposit with us, which may include one or both of the following:

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

We do not pay interest on Required Deposits or Credit Deposits; however, interest is paid at the prime rate for cash deposits in excess of a Member’s Required Deposit (an “Excess Deposit”).

At any given time, our required cash deposits may be less than otherwise would be required (referred to as a "Deposit Fund Deficiency") as a result of Members having been approved to build deposits in their deposit fund over time or in cases where their Required Deposits are waived. Deposit Fund Deficiencies typically occur when Members do not maintain sufficient Required Deposits to meet the Class B Share Requirement. The Deposit Fund Deficiency was approximately $1.6 million, $1.6 million and $2.9 million at October 1, 2016, October 3, 2015 and September 27, 2014, respectively, consisting of approximately $1.4 million, $1.4 million and $2.7 million, respectively, due to Members that were approved to build deposit fund requirements over time and approximately $0.2 million, $0.2 million and $0.2 million, respectively, due to former United members that elected to assign at least 80% of the Cooperative Division qualified cash patronage dividends to fulfill deposit fund requirements.

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

We are subject to federal income tax and various state taxes on the net earnings of the business with or for Members that are not distributed as qualified written notices of allocation and on the net earnings derived from Non-Patronage Business. In fiscal 2002, as part of our equity enhancement initiative, we issued nonqualified written notices of allocation in the form of Class B Shares and subordinated patronage dividend certificates. In fiscal 2003 through 2005, we issued nonqualified written notices of allocation in the form of Class B and Class E Shares. In fiscal 2006 through 2009, we issued qualified and nonqualified written notices of allocation in the form of Class B and Class E Shares, respectively. For fiscal 2010 through 2016, we distributed 100% of the patronage dividend in cash. The Member does not include a nonqualified written notice of allocation, whether in Class B Shares, Class E Shares or subordinated patronage dividend certificates, as taxable income in the year of receipt, and we are not entitled to an income tax deduction in the year of issuance. When the nonqualified written notice of allocation is redeemed for cash or property, the Member will have ordinary taxable income and we will have an income tax deduction to the extent that the stated dollar amount of such written notice of allocation exceeds its basis.

Members are urged to consult their tax advisors with respect to the applicability of U.S. federal income, state or local tax rules on the ownership and disposition of Class A, Class B and Class E Shares and the receipt of subordinated patronage dividend certificates with respect to their own tax status.

Availability of SEC Filings

We make available, free of charge, through our website (http://www.unifiedgrocers.com) our Forms 10-K, 10-Q and 8-K, as well as our registration statements, proxy statements and all amendments to those reports, as soon as reasonably practicable after those reports are filed electronically with the Securities and Exchange Commission (the “SEC”). Due to the delay in the preparation of our audited financial statements as described below in Audit Committee Investigation, we did not file our Annual Report on Form 10-K for the year ended September 27, 2014, and we did not file any Quarterly Reports on Form 10-Q for the quarters ended December 27, 2014, March 28, 2015 and June 27, 2015. A copy of any of the reports filed with the SEC can be obtained from the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. A copy may also be obtained by calling the SEC at 1-800-SEC-0330. All reports filed electronically with the SEC are available on the SEC’s website at http://www.sec.gov.

Audit Committee Investigation

On December 19, 2014, the Company announced that the Audit Committee of Unified’s Board of Directors (“Audit Committee”) was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters, including:

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

As a result of the Audit Committee Investigation, the Company did not file a separate Annual Report on Form 10-K for the fiscal year ended September 27, 2014, or Quarterly Reports on Form 10-Q for the interim fiscal periods ended December 27, 2014, March 28, 2015 and June 27, 2015. Information for all of these reports was included in the Company’s filing of Form 10-K for the fiscal year ended October 3, 2015 filed with the SEC on June 1, 2016.

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

Risks Related to the Audit Committee Investigation, the State of the Company’s Internal Control Over Financial Reporting, Our Failure to Timely File Periodic Reports with the SEC and Related Matters

Expenses relating to or arising from the Audit Committee Investigation, including diversion of management’s time and attention, may adversely affect our business and results of operations. As discussed in ”Audit Committee Investigation,” above, in its Notification of Late Filing on Form 12b-25 dated December 19, 2014, with respect to the Company’s Annual Report on Form 10-K for the year ended September 27, 2014, the Company announced that the Audit Committee of the Company’s Board of Directors (“Audit Committee”) was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters (“Audit Committee Investigation”). As a result of the Audit Committee Investigation, the filing of our Annual Reports on Form 10-K for fiscal year 2014 and 2015, as well as the Quarterly Reports on Form 10-Q for fiscal year 2015 and the first and second quarters of fiscal year 2016 were delayed until June 2016.

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

Our management has identified a material weakness in the Company’s internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. We may not be able to fully address the material weakness in our internal controls or provide assurance that remediation efforts will prevent future material weaknesses. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures,” our management has determined that we have a material weakness in the Company’s internal control over financial reporting as of October 1, 2016 related to controls over ensuring accurate and complete financial statement disclosures.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We are actively engaged in implementing a remediation plan designed to address such material weakness. However, future additional material weaknesses in the Company’s internal control over financial reporting may be identified in the future. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our consolidated financial statements. The possibility of such future additional misstatements could cause us to delay filing our consolidated financial statements on a timely basis and result in noncompliance with covenants in our credit facilities, which could limit or suspend our access to working capital, which in turn could cause us to curtail or cease doing business altogether. Any such future misstatements in our publicly filed financial statements may impose upon us a requirement to restate such financial results. In addition, if we are unable to remediate successfully the material weakness in our internal controls or if we are unable to produce accurate and timely financial statements, our Members may lose confidence in our ability to effectively protect their investments in us, which in turn could lead Members to seek to withdraw such investments and to seek other sources to fulfill their supply needs. There is also the possibility that one or more Members or a regulatory agency could commence civil litigation against us as a result of any such future misstatement. Any such future misstatement or occurrence could result in increased audit, legal and any investigation-related fees, which could severely adversely affect our operations and financial results.

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

To compete effectively, we must keep our costs down to maintain margins while simultaneously increasing sales by offering the right products and services at competitive prices, with the expected quality, variety and availability, to appeal to consumers. If we are unable to compete effectively in our highly competitive industry, we may suffer reduced net sales and/or reduced margins and operating income, or suffer further losses, and our business, financial condition and results of operations could suffer.

We may experience reduced sales and earnings if Members or other customers lose market share to larger, often fully integrated traditional full-service grocery store chains or to warehouse club stores, supercenters and discount stores, many of which have greater financial resources than our Members or other customers. Our Members and other customers face intense competition from large, often fully integrated traditional full-service grocery store chains. Most of these store chains have greater resources than our Members or our other customers and benefit from local or national brand name recognition and efficiencies of scale from a fully integrated distribution network, standardization across stores, concentrated buying power and shared overhead costs. In addition, traditional format full-service grocery stores, which include most of our customers, have in recent years faced intense competition from, and lost market share to, non-traditional format stores, including warehouse club stores, supercenters, discount stores and specialty or niche stores focused on upscale and natural and organic products. Many of these non-traditional format stores are very large, with considerable resources, national brand names and economies of scale. This competition from non-traditional format stores has been particularly intense, and significant market share has been lost, with respect to categories of non-perishable products that we sell. Traditional format grocery stores, including our customers, have tended to move to expand their offerings and sales of perishable products, which generally have lower margins for us than non-perishable products. A continued decline in our sales of non-perishable products may adversely affect our operating profitability.

The market share of non-traditional format stores may grow in the future, potentially resulting in continued losses of sales volume and reduced earnings for our Members or our other customers and, in turn, for us. Continued losses of market share by our Members, whether to other traditional full-service grocery store chains or to non-traditional format stores, could reduce our net sales, margins and operating income, or cause us to incur further losses. As a result, our business, financial condition and results of operations could suffer.

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business. Our operating results are highly dependent upon maintaining or growing our sales to our customers. Our largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, constituted approximately 17% of our total net sales for fiscal 2016. In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 50% of our total net sales in fiscal 2016. A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results. For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us. Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012. We have also experienced an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2016, an average decline of 5.0% per year in our membership base. We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors. This decline is also currently due to our not admitting new Members as a result of our having suspended issuance of Class A and Class B Shares because we had not been current in our periodic SEC filings.

Any such loss of a large customer, the loss of a number of smaller customers or the continued erosion of our membership base, could have a material and adverse effect on our net sales. In addition, to the extent we have suffered and may in the future suffer a decline in net sales, our margins and profitability have been and will be further negatively impacted to the extent we are unable to correspondingly reduce our fixed costs, such as warehouses, equipment and headcount. As it is difficult to quickly make significant reductions in fixed costs, if we were to suffer a significant and rapid decline in our net sales, such as from the loss of one or more significant customers, our margins and operating profitability may be adversely impacted, we may incur losses and our business, financial condition and results of operations could suffer.

We will continue to be subject to the risks associated with consolidation within the grocery industry. When independent retailers are acquired by large chains with self-distribution capacity, are driven from business by larger grocery chains, or become large enough to purchase directly from manufacturers or develop their own self-distribution capabilities, we will lose distribution volume. Members may also select other wholesale providers. Reduced volume is normally injurious to profitable operations since fixed costs must be spread over a lower sales volume if the volume cannot be replaced. In addition, as a higher percentage of our sales go to larger customers, our margins tend to be adversely affected as these larger customers typically receive discounts based upon the higher volume of their purchases, which may adversely impact our operating profitability.

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members. Additionally, we are exposed to risk to master landlords if subtenants default under their subleases with us. Our ten customers with the largest accounts receivable balances accounted for approximately 41% and 43% of total accounts receivable at October 1, 2016 and October 3, 2015, respectively. These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington. We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

We may experience reduced sales if Members or other customers purchase directly from manufacturers or decide to self-distribute. Increased industry competitive pressure is causing some of our Members and other customers that can qualify to purchase directly from manufacturers to increase their level of direct purchases from manufacturers and expand their self-distribution activities. Our operating results could be adversely affected if a significant reduction in distribution volume occurred in the future as a result of such a shift to direct purchases and self-distribution by our customers.

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.  Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and in fiscal 2016, approximately 68% of our net sales were to Members. We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers. Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1, “Business – Capital Shares” and Part I, Item 1, “Business – Customer Deposits.”

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members. Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares). During fiscal 2017, it is unlikely that we will redeem any Class B Shares that had been tendered for redemption as of the close of fiscal 2016, leaving 101,824 Class B Shares, or 25% of our outstanding Class B Shares at the close of fiscal 2016 with an aggregate redemption value of $29.8 million, which have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 23%, 21% and 17% of our outstanding Class B Shares at the close of fiscal 2015, 2014 and 2013, respectively, as we (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2016, 2015, 2014 and 2013. The increase in the number of shares our Members have sought to redeem has been driven by our having an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2016, an average decline of 5.0% per year in our membership base. Our annual redemption rate has been less than the 5% limit in recent years due in significant part to our Board deciding to conserve capital during years of limited profit or a net loss. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock. See Part II, Item 8, “Financial Statements and Supplementary Data – Note 12” for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed. Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1, “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares,” Part I, Item 1, “Business – Customer Deposits” and Part I, Item 1, “Business – Pledge of Shares and Guarantees.” These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members to not become Members.

We are vulnerable to changes in general economic conditions.  We are affected by certain economic factors that are beyond our control, including changes in the overall economic environment. In recent periods, we have experienced significant volatility in the cost of certain commodities, the cost of ingredients for our manufactured breads and processed fluid milk and the cost of packaged goods purchased from other manufacturers. An inflationary economic period could impact our operating expenses in a variety of areas, including, but not limited to, employee wages and benefits, workers’ compensation insurance and energy and fuel costs. A portion of the risk related to employee wages and benefits is mitigated by bargaining agreements that contractually determine the amount of inflationary increases. General economic conditions also impact our pension plan liabilities, as the assets funding or supporting these liabilities are invested in securities that are subject to interest rate and stock market fluctuations. Our debt is at floating interest rates and an inflationary economic cycle typically results in higher interest costs. We operate in a highly competitive marketplace and passing on such cost increases to customers could be difficult. It is also difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. A lack of inflation in the cost of food products may also adversely impact our margins when we are unable to take advantage of forward buying opportunities whereby we purchase product at a lower price and, by the time we sell the product, the market price and the price at which we are able to sell the product has risen to a higher price as a result of inflation. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. Additionally, we are impacted by changes in prevailing interest rates or interest rates that have been negotiated in conjunction with our credit facilities. A lower interest rate (used, for example, to discount our pension and postretirement unfunded obligations) may increase certain expenses, particularly pension and postretirement benefit costs, while decreasing potential interest expense for our credit facilities. An increase in interest rates may have the opposite impact. Consequently, it is difficult for us to accurately predict the impact that inflation, deflation or changes in interest rates might have on our operations. To the extent we are unable to mitigate increasing costs, or retain the benefits from decreases in costs, patronage dividends may be reduced and/or the value of our Class A and Class B Shares may decrease.

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

We may on occasion hold investments in the common and/or preferred stock of Members and suppliers. These investments are generally held at cost or the equity method and are periodically evaluated for impairment. As a result, changes in the economic environment that adversely affect the business of these Members and suppliers could result in the write-down of these investments. This risk is unique to a cooperative form of business in that investments are made to support Members’ businesses, and those economic conditions that adversely affect the Members can also reduce the value of our investment, and hence the value of our Class A and Class B Shares. We do not currently hold any equity investments in our Members.

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

As of October 1, 2016, we believe we have sufficient cash flow from operations and availability under the credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018. However, if access to operating cash or to the credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all. Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system in 2008-2009 triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in the fair value of plan assets during fiscal 2008. The value of the plan’s investment portfolio has experienced fluctuations over the years, including increases in fiscal years 2016 and 2014 and a decline in fiscal year 2015. For those years in which a decline in the value of the plan’s investment portfolio has occurred, management has determined these declines to be temporary in nature. The values of the plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Authoritative accounting guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. Authoritative accounting guidance that requires adjustments to shareholders’ equity has the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”). While valuations of publicly traded companies are often driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation. Therefore, such guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares. As such, we modified our Exchange Value Per Share calculation to exclude accumulated other comprehensive earnings (loss) from Book Value (see Part II, Item 6,“Selected Financial Data” for additional information on the calculation of the Exchange Value Per Share), thereby excluding the potentially volatile impact that (1) ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefit Plans – General” and (2) changes in unrealized gains and losses, net of taxes, on available for sale investments would have on shareholders’ equity and Exchange Value Per Share.

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

Increased electricity, diesel fuel and gasoline costs could reduce our operating profitability.  Our operations require and are dependent upon the continued availability of substantial amounts of electricity, diesel fuel and gasoline to manufacture, store and transport products. Our trucking operations are extensive and diesel fuel storage capacity represents approximately two weeks average usage. The prices of electricity, diesel fuel and gasoline fluctuate significantly over time. Given the competitive nature of the grocery industry, we may not be able to pass on increased costs of production, storage and transportation to our customers. As a result, either a shortage or significant increase in the cost of electricity, diesel fuel or gasoline could disrupt distribution activities and negatively impact our business and results of operations.

A strike or work stoppage by employees could disrupt our business and/or we could face increased operating costs from higher wages or benefits we must pay our employees.  Approximately 56% of our employees are covered by collective bargaining agreements, which have various expiration dates ranging from 2016 through 2020. If we are unable to negotiate acceptable contracts with labor unions representing our unionized employees, we may be subject to a strike or work stoppage that disrupts our business and/or increased operating costs resulting from higher wages or benefits paid to union members or replacement workers. Any such outcome could have a material adverse effect on our operations and financial results.

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

Members’ Class A, Class B and Class E Shares are subject to risk of loss, and the Exchange Value Per Share is not intended to and should not be viewed as the amount for which such shares could be sold.  Our Articles of Incorporation and Bylaws provide that the Board may redeem or repurchase such shares in its sole discretion at certain times. When such redemptions or repurchases occur, shares of Class A and Class B are purchased and sold at purchase prices equal to the Exchange Value Per Share at the close of the last fiscal year end prior to the date the shares are purchased or tendered for redemption; Class E Shares become eligible for repurchase at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for repurchase between the end of fiscal 2013 and the end of fiscal 2018.

There is no assurance that our financial condition will enable us to, or our Board will determine to, redeem or repurchase Class A, Class B or Class E Shares at such time they become eligible for redemption or repurchase, or ever. Our ability to redeem or repurchase shares is subject to the limitations and restrictions set forth in (1) the California General Corporation Law; (2) our Articles of Incorporation and Bylaws; (3) our redemption policy; and (4) any credit agreements to which we are a party. For more detail on those restrictions, see Part I, Item 1, “Business – Redemption of Class A and Class B Shares and Repurchase of Class E Shares.” During fiscal 2017, it is unlikely that we will redeem any Class B Shares that had been tendered for redemption as of the close of fiscal 2016, leaving 101,824 Class B Shares, or 25% of our outstanding Class B Shares at the close of fiscal 2016 with an aggregate redemption value of $29.8 million, which have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 23%, 21% and 17% of our outstanding Class B Shares at the close of fiscal 2015, 2014 and 2013, respectively, as we (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2012 through fiscal 2016. Based on the current level of redemption as compared to the number of shares tendered for redemption, such shares may not be redeemed for years under our redemption policy, if at all. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock. While during fiscal 2016 we repurchased 91,013 Class E Shares at a price of $9.1 million that were eligible for repurchase in fiscal 2015 and 2016, there is no assurance that our financial condition will enable us to, or our Board will determine to, repurchase Class E shares in the fiscal year they become eligible for repurchase. Accordingly, Members may lose all or a portion of their investment in the Class A, Class B or Class E Shares.

If the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and not to allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will be reduced.

Finally, there is no established public trading market for our shares. The Exchange Value Per Share is not intended to and should not be viewed as the amount for which any of our shares of capital stock or, in the aggregate, the Company or our net assets could be sold. Accordingly, there can be no assurance that a holder of our Class A or Class B Shares will ever receive the Exchange Value Per Share or a holder of our Class E Shares $100 per such share.

Severe weather, natural disasters and adverse climate changes may adversely affect our financial condition and results of operations.  Severe weather conditions, such as hurricanes or tornadoes, or natural disasters, such as earthquakes, fires or tsunamis in areas in which we have distribution facilities, in which customers’ stores are located or from which we obtain products may adversely affect our results of operations. Such conditions may cause physical damage to our properties, closure of one or more of our distribution facilities, closure of customers’ stores, lack of an adequate work force in a market, temporary disruption in the supply of products, disruption in the transport of goods, delays in the delivery of goods to our distribution centers or customer stores or a reduction in the availability of products we offer. In addition, adverse climate conditions and adverse weather patterns, such as droughts and floods, impact growing conditions and the quantity and quality of crops yielded by food producers and may adversely affect the availability or cost of certain products within the grocery supply chain. Our business resumption plans may not be effective in a timely manner and a significant disruption to our business could occur in the event of a natural disaster, terrorism or war. In addition, while we carry insurance to cover business interruption and damage to buildings and equipment, some of the insurance carries high deductibles. Any of these factors may disrupt our business and adversely affect our financial condition and results of operations.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.    PROPERTIES

Our corporate offices, warehouses and manufacturing facilities as of October 1, 2016 are as follows:

	Approximate Square Footage
Description	Owned	Leased
Corporate offices(1)	56,924	287,279
Dry warehouses	2,139,176	980,989
Refrigerated warehouses	746,389	284,067
Manufacturing facilities	77,874	—
Assets held for sale	83,990	—

(1) Includes corporate offices for our Wholesale Distribution segment.

These properties are located in California, Oregon and Washington. We consider our corporate offices, warehouses and manufacturing properties to be generally in good condition, well maintained, suitable, and adequate to carry on our business as presently conducted. Certain of our real and personal property is pledged as collateral to secure our credit agreement with Wells Fargo Bank, National Association, and the other lenders who are party to the existing Amended and Restated Credit Agreement dated as of June 28, 2013, as amended on December 18, 2014 by a second amendment. See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information. As discussed in Part I, Item 1, “Business – Recent Developments,” in July 2016, we ceased operating our Southern California Dairy Division manufacturing facility and have reported it as Assets held for sale in our accompanying consolidated balance sheets at October 1, 2016.

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

Part II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our Class A, Class B, Class C or Class E Shares. As of December 9, 2016, our Class A Shares (122,500 shares outstanding) were held of record by 350 shareholders, Class B Shares (410,537 shares outstanding) were held of record by 516 shareholders, Class C Shares were held of record, one share each, by 15 directors of Unified, and our Class E Shares (114,209 shares outstanding) were held of record by 656 shareholders.

The Company has previously reported its purchases of its capital shares in periods up to and including the third quarter of fiscal 2016 in previously filed Forms 10-Q. The table below summarizes the Company’s purchases of its capital shares in each month of the fourth quarter of fiscal 2016 as follows:

Company Purchases of Capital Shares

Period	Total Number of Shares Purchased	Average Price Paid Per Share
July 3, 2016 – July 30, 2016 (Class E Shares)	2,672	$100.00
July 31, 2016 – August 27, 2016 (Class E Shares)	287	$100.00
August 28, 2016 – October 1, 2016 (Class E Shares)	1,554	$100.00
Total	4,513	$100.00

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

Dividends

We distribute patronage dividends to our Members based upon our patronage earnings during a fiscal year. Non-Member customers are not entitled to receive patronage dividends. We generally do not pay cash dividends on our outstanding shares of capital stock, and we currently do not intend to pay cash dividends in the foreseeable future (other than as a portion of patronage dividends), as we intend to retain any earnings for use in our business other than those patronage earnings distributed in the form of patronage dividends. Other than Dairy Division patronage dividends, no cash dividends were paid during fiscal 2016, 2015 and 2014. Our revolving credit agreement imposes financial conditions on our paying cash dividends on Class E Shares (other cash dividends being generally prohibited). The payment of dividends is within the sole discretion of our Board of Directors, and will depend upon, among other things, financial condition, capital requirements, and general business conditions. See Part I, Item 1, “Business – Patronage Dividends” and Note 12, “Capital Shares” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional information.

Performance Graph

The following graph sets forth the five-year cumulative total shareholder return on our shares as compared to the cumulative total shareholder return for the same period of our Peer Group and the S&P 500 Index. Our Peer Group consists of SpartanNash Company, United Natural Foods, Inc. (“UNFI”) and Supervalu, Inc. We added UNFI as a replacement for Nash Finch Company, which merged with Spartan Stores in November, 2013. The merged company, SpartanNash Company, remains in the Peer Group. These companies were selected on the basis that the companies, although unlike Unified in that they are not structured as cooperative organizations, have certain operational characteristics that are similar to Unified. For example, each of the companies is a full-line distributor of grocery products. While all shares of the companies included in the Peer Group are publicly traded, our shares are privately held. We exchange our Class A and Class B Shares with our Members at the Exchange Value Per Share (see Part I, Item 1, “Business – Capital Shares”). The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings excluding non-allocated retained earnings. The Exchange Value Per Share is not intended to and should not be viewed as the amount for which any of our shares of capital stock or, in the aggregate, the Company or our net assets could be sold.

The graphical presentation of the cumulative total return of the companies included in the Peer Group reflects the incremental change in book value of the shares of those companies. The book value of the members of the Peer Group have been computed based on total equity, less other accumulated comprehensive income, divided by the number of outstanding shares for the Peer Group fiscal years 2012 through 2016.

The comparison assumes $100 was invested on October 1, 2011 in the shares of the Company, the shares of the Peer Group and in the foregoing index through October 1, 2016. The historical cost performance on the following graph is not necessarily indicative of future cost performance.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such Acts.

Comparison of Five Year* Cumulative Total Return

Among Unified Grocers, Inc., S&P 500 Index and Peer Group

*	Fiscal years ended September 29, 2012, September 28, 2013, September 27, 2014, October 3, 2015 and October 1, 2016.

Item 6.    SELECTED FINANCIAL DATA

The selected financial information below has been compiled from the audited consolidated financial statements of Unified for the fiscal years ended October 1, 2016, October 3, 2015, September 27, 2014, September 28, 2013 and September 29, 2012. The following selected consolidated financial data should be read in conjunction with our consolidated financial statements and the notes thereto (see Part II, Item 8, “Financial Statements and Supplementary Data”) and the information contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results.

	(dollars in thousands, except Exchange Value Per Share)
Fiscal Year Ended † (a)	October 1, 2016 (52 Weeks)	October 3, 2015 (53 Weeks)	September 27, 2014 (52 Weeks)(d)(e)	September 28, 2013 (52 Weeks)(d)	September 29, 2012 (52 Weeks)(d)
Net sales(c)	$3,761,464	$4,027,620	$3,753,560	$3,672,459	$3,742,245
Operating income	8,988	1,816	21,675	12,206	21,654
(Loss) earnings before patronage dividends and income taxes	(1,189)	(11,362)	10,478	(10,370)	9,109
Patronage dividends	6,500	7,234	9,395	9,609	10,787
Net loss from continuing operations	(7,923)	(14,645)	(425)	(12,484)	(285)
Net earnings (loss) from discontinued operations	281	(6,874)	(4,981)	(5,160)	2,238
Net (loss) earnings	(7,642)	(21,519)	(5,406)	(17,644)	1,953
Total assets	781,048	964,325	928,217	916,606	923,208
Long-term notes payable	229,741	261,585	231,029	231,531	196,484
Exchange Value Per Share(b)	200.27	218.27	267.69	279.50	316.11
†	Our fiscal year ends on the Saturday nearest September 30.
(a)

The following items are not included within Selected Financial Data because they are not applicable to our operations: income from continuing operations per common share, redeemable preferred stock (within long-term obligations), and cash dividends per common share.

(b)

We exchange our Class A and Class B Shares with our Members at the Exchange Value Per Share (see Part I, Item 1, “Business – Capital Shares”). The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings, excluding non-allocated retained earnings.

There is no established public trading market for our shares. Exchange Value Per Share is not intended to and should not be viewed as the amount for which any of our shares of capital stock or, in the aggregate, the Company or our net assets could be sold or the dollar amount that would be required to replace them. Moreover, if the Board decides in any year to retain a portion of our earnings from our Non-Patronage Business, and to not allocate those earnings to the Exchange Value Per Share, the redemption price of Class A and Class B Shares that are repurchased in the year of such retention and in future years will not benefit from such earnings. Likewise, if the Board decides in any year to reverse prior allocations of earnings from our Non-Patronage Business and allocate such amounts to the Exchange Value Per Share, then the redemption price of Class A and Class B Shares that are repurchased in the year of such reversal and in future years will be increased. See Part II, Item 5, “Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities” for additional information on the calculation of the Exchange Value Per Share. Our Class C and Class E Shares are exchanged with our directors and Members, respectively, at a fixed stated value. See “—Classes of Shares—Class C Shares” and “—Classes of Shares—Class E Shares.”

The Board each year may increase or decrease the amount of non-allocated retained earnings that is excluded from the Exchange Value Per Share. The Board set aside non-allocated retained earnings for fiscal 2010, in the amount of $3.7 million, increased the amount to $6.9 million for fiscal 2011 and held the amount constant at $6.9 million for fiscal 2012, 2013, 2014, 2015 and 2016. As a result, the Exchange Value Per Share was approximately $14, $14, $15, $16 and $16 lower for fiscal 2012, 2013, 2014, 2015 and 2016, respectively, than it would have been had the non-allocated retained earnings been allocated to our share price.

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

Fiscal Year Ended	October 1, 2016	October 3, 2015	September 27, 2014(d)	September 28, 2013(d)	September 29, 2012(d)
Net sales	$3,761,464	$4,027,620	$3,753,560	$3,672,459	$3,742,245
Add: Gross billings through vendor direct arrangements	100,803	117,021	112,406	51,142	35,075
Gross billings	$3,862,267	$4,144,641	$3,865,966	$3,723,601	$3,777,320

Based on the foregoing information, gross billings decreased 6.8% for the year ended October 1, 2016 compared to the year ended October 3, 2015, while net sales decreased 6.6% for the same periods.

(d)

Amounts for the fiscal years ending September 27, 2014, September 28, 2013 and September 29, 2012 have been re-cast to reflect the presentation of our held-for-sale discontinued operations of our former Insurance segment on a comparable basis to the fiscal year ended October 3, 2015 and October 1, 2016.

(e)

As discussed in the Audit Committee Investigation discussion in Item 1. “Business” of this Form 10-K, the financial statements presented for the fiscal year ended September 27, 2014 within this filing include an error correction on a pre-tax and an after tax basis of approximately $2.0 million and $1.9 million, respectively, of cumulative additional expense for insurance reserves applicable to prior fiscal periods. Management determined that the quantitative effect and qualitative nature of the errors did not require restatement and re-issuance of previously issued financial statements. The correction is reflected in the discontinued operations of Springfield Insurance Company (one of the Company’s former insurance subsidiaries). As disclosed in Note 3, “Assets Held for Sale/Discontinued Operations,” in Part II, Item 8, “Financial Statements and Supplementary Data,” the Company’s Insurance segment was sold on October 7, 2015 and is no longer part of the Company’s continuing operations. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for further information about the error corrections contained within the financial statements presented.

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

As discussed in Note 2 to our audited consolidated financial statements, which accompany the financial statements in Item 8 of this report, as a result of the Audit Committee Investigation, management concluded that errors related to the accounting for insurance reserves existed in the historical financial statements. Management determined that the quantitative effect and qualitative nature of the errors did not require restatement and re-issuance of previously issued financial statements.

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

Recent Developments

Audit Committee Investigation. In September 2014, the Audit Committee of the Company’s Board of Directors announced that it was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries and related matters (the “Audit Committee Investigation”). On or about November 2015, the Audit Committee Investigation concluded. We incurred approximately $2.8 million and $5.5 million in expenses through the fiscal years ended October 1, 2016 and October 3, 2015, respectively, in connection with the Audit Committee Investigation. Approximately $0.1 million and $0.7 million of these expenses through the fiscal years October 1, 2016 and October 3, 2015, respectively, were included in our loss on sale of our discontinued operations as further discussed below. For additional information on the Audit Committee Investigation, see Part I, Item 1, “Business –Audit Committee Investigation” and Note 2, “Audit Committee Investigation,” of “Notes to Consolidated Financial Statements” in Part II, Item 8 “Financial Statements and Supplementary Data” and Part II, Item 9A, “Controls and Procedures.”

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

In September 2015, Haggen filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to Haggen’s bankruptcy filing, we terminated our product supply agreement with Haggen and had already begun reducing our potential exposure including, but not limited to, arranging for payment in advance for product supplied to Haggen and reducing the amount of inventory we were carrying specifically for Haggen. In October 2015, we entered into a trade agreement (the "Trade Agreement") with Haggen under which we continued to supply product to Haggen as a critical vendor during Haggen's Chapter 11 case. Pursuant to the Trade Agreement, Haggen paid a substantial portion of our prepetition receivable in exchange for certain shipping terms from Unified. Haggen also agreed to stipulate to an allowed administrative expense priority claim under section 503(b)(9) of the Bankruptcy Code for the balance of our prepetition claim for goods shipped to Haggen. We also filed a proof of claim against Haggen for breach of contract damages related to the termination of the Supply Agreement and various ancillary agreements. Such claim would be treated as a general unsecured claim in the Haggen chapter 11 cases. The Bankruptcy Court has extended the debtors’ exclusive period to file a chapter 11 plan through February 1, 2017; and thus, Haggen has not yet filed a plan or determined the projected recoveries on general unsecured claims. Relatedly, on September 7, 2016, the Official Committee of Unsecured Creditors filed a complaint against Comvest Group Holdings, LLC, the private equity owner of Haggen, and certain of Haggen's non-debtor affiliates (the "Committee Litigation"). The Committee Litigation seeks to recover additional funds for Haggen's bankruptcy estate for the benefit of unsecured creditors, including the potential payment of Unified’s general unsecured claim.

Effective November 21, 2015, we ceased supplying product to Haggen’s Pacific Southwest stores. Accordingly, we do not expect the sales to Haggen to continue at the levels generated during the last half of fiscal 2015 or during the first quarter of fiscal 2016. Sales to Haggen’s Pacific Southwest stores were approximately $9.6 million for the first quarter of fiscal 2016. Pursuant to the Trade Agreement, we continued to supply Haggen’s Washington and Oregon stores with product during Haggen’s bankruptcy case. In June 2016, we entered into a one-year supply agreement with Safeway, Inc., a subsidiary of Albertson’s Companies, Inc., to continue supplying the former Haggen stores that were purchased by Safeway, Inc. in the Pacific Northwest. Sales to the former Haggen Pacific Northwest stores were approximately $124.3 million for the fifty-two weeks ended October 1, 2016.

Raley’s Supermarkets (“Raley’s”). In February 2015, we entered into an agreement with Raley’s under which we subleased its existing Stockton, California facility for five years. We currently operate that facility to distribute general merchandise and health and beauty products to Raley’s under a five-year supply agreement. This facility also services our other customers, and has created the opportunity for Unified to consolidate and distribute all general merchandise and health and beauty care products from a single location.

Sale of Insurance Segment. In July 2014, our management and Board made a strategic determination to focus the Company’s efforts on our core grocery business operations in order to better serve Unified’s Members and customers. In conjunction with this decision, our management and Board determined that our insurance operations represented a significant non-core portion of our business, and on October 7, 2015 (the “Closing Date”), we completed the sale, at a discount to Tangible Book Value (“TBV”) (as defined in the Stock Purchase Agreement discussed below), of all of the outstanding shares of our wholly owned subsidiary, Unified Grocers Insurance Services (“UGIS”), to AmTrust Financial Services, Inc. (“AmTrust”) pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and AmTrust dated as of April 16, 2015. At the Closing Date, UGIS owned all of the outstanding shares of the capital stock of Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda). We refer to UGIS, Springfield Insurance Company and Springfield Insurance Company Limited (Bermuda) collectively as the “Acquired Companies.”

We received $26.2 million in cash proceeds for the Acquired Companies, representing an agreed-upon discount to the estimated TBV, which was calculated as defined in the Stock Purchase Agreement. We utilized the net proceeds of this transaction to repay certain indebtedness. In May 2016, AmTrust delivered to us a final closing statement, including its calculation of the TBV as of the Closing Date. The final purchase price was adjusted to reflect an increase in the purchase price of $0.4 million between the estimated TBV as of the Closing Date and the actual TBV as of the Closing Date. For the year ending October 1, 2016 we had net earnings of $0.3 million attributable to our discontinued operations.

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

Dairy Divisions. In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility, but will continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company. Coincident with this change, we will no longer pay patronage dividends on products supplied by Dean Foods Company. In conjunction with the changes to the Southern California Dairy Division, the Pacific Northwest Dairy Division will no longer pay patronage dividends on sales of dairy products after May 2016.

Addition of New Supplier for Private Label Products. As discussed in “Business – Products – Corporate Brands,” we currently sell products under national brand equivalent and value-oriented corporate brands. In February 2016, we joined Topco as a member. Topco is a privately held company that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies. In June 2016, Western Family Foods Inc. (“Western Family”) reached an agreement with Topco authorizing Topco to source Western Family’s private label brands, including the Western Family and Natural Directions brands that are sold through us. Western Family announced that the transition of procurement and marketing to Topco will take several months, with all orders and invoices continuing through Western Family until that time. When the transition of the products is complete, Western Family’s headquarters in Oregon will close and Western Family will lay off the majority of its workforce. Commencing in the fourth quarter of fiscal 2016, we began transitioning to Topco as our primary supplier for our Springfield national brand equivalent and our value-oriented Special Value products. In addition, Topco will serve as our sole-source supplier for general merchandise and health and beauty care products under its TopCare label.

Impact of Economic and Competitive Environment. We were impacted by the weak economic environment that continues to persist in some of our operating markets during fiscal 2016, conditions which have caused consumers to be highly price sensitive and seek lower-cost alternatives in their grocery purchases. These conditions have improved slowly in some of our operating markets; however, in other of our operating markets, these conditions have substantially improved and consumers, while continuing to seek value in their purchases, have increasingly opted for higher priced, higher quality products. The significant industry growth in sales of natural and organic products is an example of this trend. One trend that appears to be continuing in all market areas is the willingness of consumers to shop at multiple stores of various formats, for greater selection and value, rather than obtaining all of their grocery needs from one full-service store. This trend has continued to benefit the various specialty, discount and other alternative format stores. We typically experience price volatility associated with the costs of certain commodities, ingredients used in our manufactured products, and packaged goods purchased from suppliers. It is difficult to predict the effect that possible future purchased or manufactured product cost decreases might have on our profitability. The effect of deflation in purchased or manufactured product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. For example, in the current fiscal year, the deflation we have experienced in meat product cost has negatively impacted our sales; however, our margins were not similarly impacted. See Part I, Item 1, “Business – Industry Overview and the Company’s Operating Environment – Economic Factors,” for additional discussion of how we are impacted by changes in overall economic conditions. We were also impacted by the continued highly competitive nature of the grocery industry, including the typically high volume and low profit margins and trends towards both vertical and horizontal integration, an increasing number of competitive format grocery stores that are adding square footage devoted to food and non-food products (including warehouse club stores, supercenters, discount stores and other alternate format stores) and mergers and acquisitions among competing organizations. See Part I, Item 1, “Business – Industry Overview and the Company’s Operating Environment – Competition,” for a discussion of the highly competitive nature of the grocery industry.

Results of Operations

Overview. The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated below and the percentage dollar increase (decrease) of such items from period to period:

				Percentage Dollar Increase (Decrease)
Fiscal Year Ended	October 1, 2016	October 3, 2015	September 27, 2014	FY’15 to FY’16	FY’14 to FY’15
Net sales	100.0%	100.0%	100.0%	(6.6)%	7.3%
Cost of sales	92.5	93.0	92.4	(7.0)	8.0
Distribution, selling and administrative expenses	7.2	7.0	7.0	(3.5)	6.2
Operating income	0.3	0.0	0.6	394.9	(91.6)
Interest expense	(0.3)	(0.2)	(0.3)	2.0	(10.9)
Loss on early extinguishment of debt	—	(0.1)	—	*	*
Patronage dividends	(0.2)	(0.2)	(0.3)	(10.1)	(23.0)
Income taxes	—	0.1	—	(105.9)	(362.0)
Net loss on discontinued operations	—	(0.2)	(0.1)	(104.1)	38.0
Net (loss) earnings	(0.2)%	(0.6)%	(0.1)%	(64.5)%	298.1%

*	% change not meaningful

Fiscal 2016 Compared to Fiscal 2015. The following summarizes our results of operations for fiscal year 2016:

•

Net sales decreased $266.2 million, or 6.6%, to $3.761 billion for fiscal 2016, as compared to $4.028 billion for fiscal 2015, primarily due to the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015) and lower meat sales prices due to declines in the related commodity cost that were passed along to our customers, partially offset by the growth in sales to existing customers and the addition of new customers. In addition, fiscal 2015 was a 53-week period. The additional 53rd week sales contributed to fiscal 2015 were not repeated in fiscal 2016.

•

Cost of sales decreased $263.4 million, or 7.0%, to $3.481 billion for fiscal 2016, as compared to $3.744 billion for fiscal 2015. As a percentage of Wholesale Distribution net sales, cost of sales decreased 0.4% to 92.6% in 2016 from 93.0% in 2015, primarily due to increased margins in the perishable product lines and reduced product costs.

•

Distribution, selling and administrative expenses decreased $9.9 million, or 3.5%, to $271.6 million for fiscal 2016, as compared to $281.5 million for fiscal 2015, primarily due to decreases in other general expenses due to the decline in net sales and Audit Committee Investigation expenses incurred in fiscal 2015 that were not incurred in fiscal 2016, partially offset by a reduction in the amortization of prior service credits that arose from changes in our retiree medical program that were implemented in fiscal 2013.

•

Interest expense increased $0.2 million to $10.2 million in fiscal 2016, as compared to $10.0 million in fiscal 2015, primarily due to an increase in our effective borrowing rate on our revolving line of credit, partially offset by the replacement of our remaining senior secured notes with variable rate term debt and lower outstanding debt.

•

Our consolidated operating income increased $7.2 million to $9.0 million in fiscal 2016, as compared to $1.8 million in fiscal 2015, primarily due to the increase in margins and the decrease in operating expenses.

•

Our net loss from continuing operations for fiscal 2016 was $7.9 million, as compared to a net loss from continuing operations of $14.6 million for fiscal 2015, resulting in an earnings improvement of $6.7 million from continuing operations.

•

We experienced a net gain of $0.3 million from discontinued operations in fiscal 2016, primarily from adjustments related to the final closing statement on the sale of our former Insurance segment, and a net loss of $6.9 million in fiscal 2015, comprised of the net operating loss of our former Insurance segment of $3.7 million in addition to a loss on the sale of the Insurance segment of $3.2 million, which included $1.9 million of costs primarily related to the Audit Committee Investigation and to the preparation and consummation of the sale of the Insurance segment.

•

Patronage dividends for fiscal 2016 were $6.5 million, as compared to $7.2 million in fiscal 2015, a decrease of 10.0%. Patronage dividends for fiscal 2016 and 2015 consisted of, respectively, patronage earnings of $6.0 million and $6.4 million in the Southern California Dairy Division and $0.5 million and $0.8 million in the Pacific Northwest Dairy Division. In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility but continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company. Coincident with this change, we no longer pay patronage dividends on sales of products from both the Southern California Dairy Division and Pacific Northwest Dairy Division. The Cooperative Division experienced a $9.9 million loss for the 2016 Period compared to a $14.8 million loss for the 2015 Period, primarily due to the increase in margins in our perishable product lines and the decrease in operating expenses.

Fiscal 2015 Compared to Fiscal 2014. The following summarizes our results of operations for fiscal year 2015:

•

Net sales increased $274.1 million, or 7.3%, to $4.028 billion for fiscal 2015, as compared to $3.754 billion for fiscal 2014, primarily due to the addition of new customers, the Haggen store conversions, the additional 53rd week of sales in fiscal 2015, the new Raley's business, and commodity price inflation in perishables during the first half of the fiscal year, which were partially offset by the loss of sales due to store closures by existing customers.

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

•

Patronage dividends for fiscal 2015 were $7.2 million, as compared to $9.4 million in fiscal 2014, a decrease of 23.0%. Patronage dividends for fiscal 2015 and 2014 consisted of, respectively, patronage earnings of $6.4 million and $8.5 million in the Southern California Dairy Division and $0.8 million and $0.9 million in the Pacific Northwest Dairy Division, and a $14.8 million loss and a $4.7 million loss in the Cooperative Division. In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility but continue to offer fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company. Coincident with this change, we no longer pay patronage dividends on sales of products from both the Southern California Dairy Division and Pacific Northwest Dairy Division.

Continuing Operations

Fiscal Year Ended October 1, 2016 (“2016 Period”) Compared to Fiscal Year Ended October 3, 2015 (“2015 Period”)

The following tables summarize the performance of each business segment for the 2016 and 2015 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2016	2015	Difference
Gross billings1	$3,861,072	$4,143,540	$(282,468)
Less: Gross billings through vendor direct arrangements	(100,803)	(117,021)	16,218
Inter-segment eliminations	—	—	—
Net sales	3,760,269	4,026,519	(266,250)
Cost of sales	3,480,898	3,744,335	(263,438)
Distribution, selling and administrative expenses	271,194	280,829	(9,634)
Operating income	$8,177	$1,355	$6,822

All Other

(dollars in thousands)
	2016	2015	Difference
Gross sales	$1,561	$1,544	$17
Inter-segment eliminations	(366)	(443)	77
Net sales	1,195	1,101	94
Selling and administrative expenses	384	640	(256)
Operating income	$811	$461	$350

1

We present sales and cost of sales related to certain transactions involving vendor direct arrangements on a net basis to conform to ASC 605-45-45. Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. Gross billings through vendor direct arrangements increased as a percentage of our total gross billings due to our produce business with independent retail customers in the Pacific Northwest having shifted in July 2013 from direct sales by Unified to sales through vendor direct arrangements. Our consolidated “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, were $3.862 billion for the 2016 Period as compared to $4.145 billion in the 2015 Period, a decrease of $282.4 million, or 6.8%. By comparison, consolidated net sales (which do not include gross billings through vendor direct arrangements) decreased 6.6% for the same periods. See Footnote (c) to the table in Item 6, “Selected Financial Data” for further discussion regarding this financial metric and its reconciliation to net sales.

Net sales.    Consolidated net sales decreased $266.2 million, or 6.6%, to $3.761 billion in the 2016 Period compared to $4.028 billion for the 2015 Period. Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:  Wholesale Distribution gross billings decreased $282.5 million, or 6.8%, to $3.861 billion in the 2016 Period compared to $4.144 billion for the 2015 Period. The table below illustrates the key changes in gross billings from the 2015 Period to the 2016 Period:

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Decrease in Haggen Pacific Southwest business	$(173.3)
Increase in gross billings to continuing customers	51.7
New customers	29.4
Lost customers	(13.2)
Store closures of existing customers	(13.1)
Decrease in meat pricing due to decline in commodity cost	(88.1)
Decrease in gross billings due to 53rd week in fiscal 2015	(75.9)
Change in gross billings	$(282.5)

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

•	All Other: Net sales increased $0.1 million to $1.2 million in the 2016 Period compared to $1.1 million for the 2015 Period.

Cost of sales.    Consolidated cost of sales decreased $263.4 million to $3.481 billion for the 2016 Period compared to $3.744 billion for the 2015 Period and comprised 92.5% and 93.0% of consolidated net sales for the 2016 and 2015 Periods, respectively. Factors impacting cost of sales were as follows:

•

Wholesale Distribution Segment:  Cost of sales decreased by $263.4 million to $3.481 billion in the 2016 Period compared to $3.744 billion in the 2016 Period. As a percentage of Wholesale Distribution net sales, cost of sales was 92.6% and 93.0% for the 2016 and 2015 Periods, respectively.

•

We experienced increased margins in the perishable product lines, including reduced product costs, resulting in a 0.2% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 Period compared to the 2015 Period. The decrease in cost of sales was partially offset by the closure of the Southern California Dairy Division manufacturing operation and transition to the new partnership program with Dean Foods Company.

•	Vendor related activity resulted in a 0.2% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2016 Period compared to the 2015 Period.

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses decreased $9.9 million to $271.6 million for the 2016 Period compared to $281.5 million for the 2015 Period and comprised 7.2% and 7.0% of consolidated net sales for the 2016 and 2015 Periods, respectively. Factors impacting distribution, selling and administrative expenses were as follows:

•

Wholesale Distribution Segment:  Distribution, selling and administrative expenses decreased $9.6 million to $271.2 million in the 2016 Period compared to $280.8 million in the 2015 Period. These expenses comprised 7.2% and 7.0% of Wholesale Distribution net sales for the 2016 and 2015 Periods, respectively.

•

Employee Pension and Postretirement Benefits:  During the 2016 Period, we experienced an increase of $6.5 million, or 0.2% as a percent of Wholesale Distribution net sales, in non-union employee postretirement benefit expenses, primarily due to a reduction in the amortization of prior service credits that arose from changes in our retiree medical program, as certain of these prior service credits were fully utilized in our fiscal year ended October 3, 2015.

•

Audit Committee Investigation Expenses:  During the 2016 Period, expenses related to the Audit Committee Investigation decreased $2.1 million, or 0.1% as a percent of Wholesale Distribution net sales. Total Audit Committee Investigation expenses for the 2016 Period were $2.7 million compared to $4.8 million for the same period in the prior year. These expenses are comprised primarily of legal and audit fees.

•	General Expenses: During the 2016 Period, general expenses decreased $14.0 million, but increased 1.0% as a percent of Wholesale Distribution net sales due to the decline in net sales.
•	All Other: Selling and administrative expenses for our All Other business activities were $0.4 million for the 2016 Period compared to $0.6 million for the 2015 Period.

Interest.    Interest expense increased $0.2 million to $10.2 million in the 2016 Period compared to $10.0 million in the 2015 Period and comprised 0.3% and 0.2% of consolidated net sales for the 2016 and 2015 Periods, respectively. Factors contributing to the increase in interest expense are as follows:

•	Interest expense on our primary debt instruments (as described below) increased $0.2 million to $9.8 million in the 2016 Period compared to $9.6 million in the 2015 Period.
•

Interest Rates:  Interest expense increased $0.5 million from the 2015 Period as a result of higher borrowing rates. Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company (“GCC”), the term loan and senior secured notes (2015 Period only), was 3.3% and 3.1% for the 2016 and 2015 Periods, respectively. The rate increase was due to the recent overall market rate change, partially offset by lower effective rates on Unified’s revolving line of credit and the debt refinancing that occurred in December 2014, which replaced the remaining senior secured notes with variable rate term debt.

•

Weighted Average Borrowings:  Interest expense decreased $0.3 million in the 2016 Period from the 2015 Period as a result of lower outstanding debt. Weighted average borrowings decreased by $8.8 million primarily due to net proceeds received from the sale of our discontinued operations, partially offset by increases in non-working capital items such as costs incurred during fiscal 2015 in preparing for anticipated increased business and resulting wind down with Haggen, Audit Committee Investigation costs and stock repurchases made in the current fiscal year.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations. A 25 basis point change in the market rate of interest over the 2016 Period would have resulted in a $0.5 million increase or decrease in corresponding interest expense.

•	Interest expense on our other outstanding debt instruments was $0.4 million for both the 2016 and 2015 Periods.

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

Patronage dividends.    Patronage dividends for the 2016 Period were $6.5 million, compared to $7.2 million in the 2015 Period, a decrease of 10.0%. Patronage dividends for the 2016 and 2015 Periods consisted of patronage earnings from the Southern California Dairy Division and the Pacific Northwest Dairy Division. For the 2016 and 2015 Periods, respectively, we had patronage earnings of $6.0 million and $6.4 million in the Southern California Dairy Division, $0.5 million and $0.8 million in the Pacific Northwest Dairy Division, and a $9.9 million loss for the 2016 Period compared to a $14.8 million loss for the 2015 Period in the Cooperative Division. The loss in the Cooperative Division decreased in the 2016 Period primarily due to the increase in margins in our perishable product lines and the decrease in operating expenses. Patronage dividends in our Dairy Divisions decreased in the 2016 Period compared to the 2015 Period. As discussed in “Recent Developments,” commencing in July 2016, we ceased operating our Southern California Dairy Division manufacturing facility but continue offering fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company. Coincident with this change, we no longer pay patronage dividends on sales of products from both the Southern California Dairy Division and Pacific Northwest Dairy Division.

Income taxes.    Income taxes reflected a combined $0.2 million provision for the 2016 Period compared to a $4.0 million benefit for the 2015 Period. Our effective income tax rate was (3.2)% for the 2016 Period compared to 21.2% for the 2015 Period. The negative rate for the 2016 Period and the lower than statutory rate for the 2015 Period were due to the recording of valuation allowances which reduced the overall deferred tax assets. The Company recorded valuation allowances to reduce its deferred tax assets to a level that can be sustained by future carryback claims and tax planning.

Other Comprehensive (Loss) Earnings, Net of Income Taxes (“OCI”).      Our OCI net loss was $31.4 million in the 2016 Period compared to a net loss of $38.2 million in the 2015 Period (see Note 19 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”). OCI is excluded from the calculation of Exchange Value Per Share (see Note 12 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data”).

•

Unrealized Net Holding (Loss) Gain on Investments:  Our investments were primarily comprised of mutual funds supporting our Executive Salary Protection Plan III and Deferred Compensation Plan II benefit plans. We experienced an unrealized gain of $0.6 million in the 2016 Period compared to an unrealized loss of $0.7 million in the 2015 Period.

•

Defined Benefit Pension Plans and Other Postretirement Benefit Plans:  This component of OCI primarily represents the non-cash amount to record the ultimate future liability for pension obligations net of the value of our pension fund assets pursuant to ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefits Plans – General.” We experienced a $21.1 million loss in the 2016 Period compared to a $24.1 million loss in the 2015 Period, due primarily to changes in demographic experience, including assumption changes, most notably a decrease in interest rates used to discount the liabilities for pension and other postretirement benefits. For the fiscal year end 2015 valuation (and carried forward for the fiscal year end 2016 valuation), we changed our mortality assumption subsequent to the release of two mortality reports issued by the Society of Actuaries’ Retirement Plans Experience Committee. These factors caused our funded position to deteriorate. In addition, $10.9 million and $13.4 million, respectively, of our 2016 Period and 2015 Period tax valuation allowances associated with our defined benefit pension plans and other postretirement benefit plans as well as certain other deferred tax assets have been allocated to other comprehensive income as prescribed by ASC 740, “Income Taxes.” See Note 10 “Income Taxes”, Note 13 “Benefit Plans” and Note 14 “Postretirement Benefit Plans Other Than Pensions” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for more information.

Fiscal Year Ended October 3, 2015 (“2015 Period”) Compared to Fiscal Year Ended September 27, 2014 (“2014 Period”)

The following tables summarize the performance of each business segment for the 2015 and 2014 Periods.

Wholesale Distribution Segment

(dollars in thousands)
	2015	2014	Difference
Gross billings1	$4,143,540	$3,865,071	$278,469
Less: Gross billings through vendor direct arrangements	(117,021)	(112,406)	(4,615)
Inter-segment eliminations	—	—	—
Net sales	4,026,519	3,752,665	273,854
Cost of sales	3,744,335	3,466,897	277,438
Distribution, selling and administrative expenses	280,829	264,103	16,726
Operating income	$1,355	$21,665	$(20,310)

All Other

(dollars in thousands)
	2015	2014	Difference
Gross sales	$1,544	$1,119	$425
Inter-segment eliminations	(443)	(224)	(219)
Net sales	1,101	895	206
Selling and administrative expenses	640	885	(245)
Operating income	$461	$10	$451

1

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

Distribution, selling and administrative expenses.    Consolidated distribution, selling and administrative expenses increased $16.5 million to $281.5 million for the 2015 Period compared to $265.0 million for the 2014 Period and comprised 7.0% of consolidated net sales for each of the 2015 and 2014 Periods. Factors impacting distribution, selling and administrative expenses were as follows:

•

Wholesale Distribution Segment:  Distribution, selling and administrative expenses increased $16.7 million to $280.8 million in the 2015 Period compared to $264.1 million in the 2014 Period. These expenses comprised 7.0% of Wholesale Distribution net sales for each of the 2015 and 2014 Periods. The increase in expenses was primarily due to expenses related to the new Haggen store conversions and the new Raley’s business. We incurred additional costs in preparing to support this new business in our first three fiscal quarters as the store conversion process was completed. These costs included reconfiguring our facilities to accommodate increased itemization, as well as increased staffing and outside storage expenses. We also incurred additional costs in our fourth quarter to adjust our facilities and personnel as Haggen began to exit the acquired stores. In addition, we incurred $4.2 million of expenses associated with the investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries. See Part I, “Business – Audit Committee Investigation,” for additional information. These increased costs were partially offset by lower pension and postretirement benefit expenses and general improvement in other operating expenses.

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

•

Defined Benefit Pension Plans and Other Postretirement Benefit Plans:  This component of OCI primarily represents the non-cash amount to record the ultimate future liability for pension obligations net of the value of our pension fund assets pursuant to ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefits Plans – General.” We experienced a $24.1 million loss in the 2015 Period compared to a $15.2 million loss in the 2014 Period, due primarily to changes in demographic experience, including assumption changes, and investment returns on plan assets that were lower than assumed. For the fiscal year end 2015 valuation, we changed our mortality assumption subsequent to the release of two mortality reports issued by the Society of Actuaries’ Retirement Plans Experience Committee. These factors caused our funded position to deteriorate. Partially offsetting these factors was an increase in interest rates used to discount the liabilities for pension and other postretirement benefits. In addition, $13.4 million and $6.2 million, respectively, of our 2015 Period and 2014 Period tax valuation allowances associated with our defined benefit pension plans and other postretirement benefit plans as well as certain other deferred tax assets has been allocated to other comprehensive income as prescribed by ASC 740, “Income Taxes.” See Note 10 “Income Taxes”, Note 13 “Benefit Plans” and Note 14 “Postretirement Benefit Plans Other Than Pensions” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for more information.

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

(dollars in thousands)
	2016	2015	Difference
Net sales – premiums earned and investment income	$—	$12,151	$(12,151)
Cost of sales (including underwriting expenses)	—	9,117	(9,117)
Selling and administrative expenses	—	6,649	(6,649)
Operating loss	$—	$(3,615)	$3,615

(dollars in thousands)
	2015	2014	Difference
Net sales – premiums earned and investment income	$12,151	$17,178	$(5,027)
Cost of sales (including underwriting expenses)	9,117	18,152	(9,035)
Selling and administrative expenses	6,649	6,831	(182)
Operating loss	$(3,615)	$(7,805)	$4,190

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

The acquisition, holding and redemption of our shares and making of deposits, including Required Deposits, by our Members, and our policies with respect to such matters, can significantly affect our liquidity and capital resources. Our Bylaws, which may be changed by the Board at its discretion, currently require that each Member own 350 Class A Shares. In addition, we currently require each Member to own such amount of Class B Shares as may be established by the Board. This requirement to own Class B Shares is referred to as the “Class B Share Requirement.” Members who do not satisfy the Class B Share Requirement solely from their holdings of Class B Shares are generally required to make a subordinated deposit (a “Required Deposit”) with us. Member and Non-Member customers may be required to provide us a Credit Deposit in order to purchase products on credit terms established by us. “Credit Deposit” means any non-subordinated deposit that is required to be maintained by a Member or Non-Member customer in accordance with levels established by our credit office from time to time in excess of the amount of the Required Deposit set by the Board. We do not pay interest on Required Deposits or Credit Deposits; however, interest is paid at the prime rate for cash deposits in excess of a Member’s Required Deposit (an “Excess Deposit”). See Part I, Item 1, “Business – Capital Shares,” Part I, Item 1, “Business – Customer Deposits” and Part I, Item 1, “Business – Pledge of Shares and Guarantees” for additional information.

At October 1, 2016, we had $1.2 million of tendered Class A Shares and $29.8 million of tendered Class B Shares pending redemption, whose redemption is subject to approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see Part I, Item 1, “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares – Redemption Policy” for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated balance sheets. Excess Deposits are payable on demand and are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and declared patronage dividends” on our consolidated balance sheets. At October 1, 2016 and October 3, 2015, we had $8.8 million and $8.0 million, respectively, in “Members’ and Non-Members’ deposits” and $8.9 million and $10.2 million, respectively, in “Members’ deposits and declared patronage dividends” (of which $8.9 million and $8.3 million, respectively, represented Excess Deposits). See Part I, Item 1, “Business – Capital Shares,” Part I, Item 1, “Business – Patronage Dividends,” Part I, Item 1, “Business – Customer Deposits,” and Note 19 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

We believe that the combination of cash flows from operations, current cash balances, and available lines of credit, will be sufficient to service our debt, redeem or repurchase Members’ capital shares in accordance with our program as discussed in Part I, Item 1, “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares – Redemption Policy,” make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next two fiscal years.

Cash Flow

We generated positive cash flow from operating and investing activities during the 2016 Period. Cash flows from operating and investing activities were used to partially offset cash utilized for financing activities. We also reinvested proceeds from the sale of our discontinued operations to pay down debt and accounts payable.

Our discontinued operations provided cash of $0.3 million in the 2016 Period compared to cash utilized of $3.2 million in the 2015 Period. Cash provided in the 2016 Period resulted from the final sales price adjustment related to the sale of our former insurance subsidiaries, partially offset by expenses incurred relative to the sale of the former insurance subsidiaries. In the 2015 Period, discontinued operations utilized cash for expenses related to the sale of the former insurance subsidiaries and for the reduction of the Company’s investment in the former insurance subsidiaries.

As a result of these activities, net cash, consisting of cash and cash equivalents, increased by $0.3 million to $3.4 million as of October 1, 2016, compared to $3.1 million as of October 3, 2015.

The following table summarizes the impact of operating, investing and financing activities on our cash flows for the 2016 and 2015 Periods related to our continuing operations:

(dollars in thousands)
Summary of Net Increase in Total Cash and Cash Equivalents	2016	2015	Difference
Cash provided (utilized) by operating activities	$19,458	$(2,156)	$21,614
Cash provided (utilized) by investing activities	16,140	(24,041)	40,181
Cash (utilized) provided by financing activities	(35,285)	28,046	(63,331)
Total increase (decrease) in cash and cash equivalents	$313	$1,849	$(1,536)

Net cash from operating, investing and financing activities decreased by $1.5 million to an increase of $0.3 million for the 2016 Period compared to an increase of $1.8 million for the 2015 Period. The increase in net cash for the 2016 Period consisted of improvements in cash provided from operating activities of $19.5 million and investing activities of $16.1 million, offset by increases in cash utilized by financing activities of $35.3 million. The primary factors contributing to the changes in cash flow are discussed below. Working capital was $135.7 million and $139.5 million at October 1, 2016 and October 3, 2015, respectively, and the current ratio was 1.4 at both October 1, 2016 and October 3, 2015.

Operating Activities:  Net cash provided by operating activities increased by $21.6 million to $19.4 million provided in the 2016 Period compared to $2.2 million utilized in the 2015 Period. The increase in cash provided by operating activities compared to the 2015 Period was attributable primarily to (1) an increase in net cash flows related to decreased inventories of $50.3 million (we had increased inventory in the prior year due primarily to the Haggen Pacific Southwest business), (2) an increase between the periods in cash received from collection of accounts receivable of $23.1 million, (3) an increase in net earnings between the periods of $6.7 million, (4) an increase in deferred taxes of $3.8 million, (5) a decrease between the periods related to long-term liabilities of $6.0 million and (6) an increase between the periods related to prepaid expenses of $4.0 million. Additionally, we incurred a loss on the sale of our insurance subsidiaries in the 2015 Period compared to a gain during the 2016 Period, resulting in an increase of $3.5 million. The foregoing increases of $97.4 million in cash provided were partially offset by (1) a decrease in adjustments between the periods to reconcile net (loss) earnings to net cash provided by operating activities of $2.8 million related to depreciation, provision of allowance for doubtful accounts, impairment of fixed assets related to the closure of the Southern California Dairy manufacturing facility, loss on equity method investment and loss on sale of properties and equipment, (2) an increase between the periods in net cash flows used to pay accounts payable and accrued liabilities of $69.8 million, and (3) an adjustment in the 2015 Period to reconcile net (loss) earnings to net cash provided by operating activities of $3.2 million related to the loss on early extinguishment of debt.

Investing Activities:  Net cash provided by investing activities increased by $40.2 million to $16.2 million provided for the 2016 Period compared to cash utilized of $24.0 million in the 2015 Period. The increase in cash provided by investing activities during the 2016 Period as compared to the 2015 Period was due mainly to (1) proceeds of $26.2 million received from the sale of our discontinued insurance operations, (2) a decrease in cash utilized to purchase other investments of $10.0 million in the 2015 Period related to one of our former insurance subsidiaries, (3) a reduction in capital expenditures of $3.3 million and (4) an increase in notes receivable activities between the periods of $1.5 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing increases in cash provided of $41.0 million were partially offset by (1) a decrease in other assets of $0.6 million and (2) a decrease of $0.2 million in our investment in Western Family Holding Company due to a return of invested capital in the 2015 Period. Spending on investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:  Net cash utilized by financing activities was $35.3 million for the 2016 Period compared to $28.0 million provided in the 2015 Period. The net decrease of $63.3 million in cash provided by financing activities for the 2016 Period as compared to the 2015 Period was due to a decrease in cash provided of $63.6 million related to increased notes payable repayments, lower revolver and term loan borrowings, and lower borrowings under the “first-in last-out” tranche in our credit agreement. The decreased cash provided by borrowing activities was partially offset by lower payments of deferred financing fees and payments of debt extinguishment costs in the 2016 Period compared to the 2015 Period of $4.9 million. See “Outstanding Debt and Other Financing Arrangements” for further discussion regarding our credit facilities and financing arrangements. Additionally, net cash provided by Member investment and share activity decreased $4.6 million due to higher Class E Share redemption activity in the 2016 Period compared to reduced share activity in the 2015 Period. Financing to meet capital spending requirements is expected to be provided by our continuing operating cash flow or additional borrowings.

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

At the end of fiscal 2015, 2014 and 2013, Class E Shares issued as a portion of fiscal 2005, 2004 and 2003 patronage dividends became eligible for repurchase in fiscal 2016, 2015 and 2014, respectively. During fiscal 2016 and 2015, respectively, we repurchased 91,013 and 2,809 Class E Shares at a price of $9.1 million and $0.3 million. In accordance with the Board’s continuing repurchase authorization, 20,970 Class E Shares with an aggregate repurchase price of $2.1 million remain eligible for repurchase. See Note 12, “Capital Shares,” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

Credit Facilities

Secured Credit Agreement

We are party to an Amended and Restated Credit Agreement dated as of June 28, 2013, as amended by the First Amendment and Consent dated as of June 27, 2014 and as further amended by the Second Amendment, Consent and Lender Joinder dated as of December 18, 2014, the Consent dated as of June 26, 2015 and the Consent dated as of December 28, 2015 (as so amended, the “Credit Agreement”), among the Company, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (“Administrative Agent”), and the lenders party thereto. The Credit Agreement originally provided for a revolving credit facility with total commitments in the principal amount of $275 million and a term loan in the amount of $40.9 million. Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

On June 27, 2014, we entered into a First Amendment and Consent (the “First Amendment”) with Wells Fargo, as Administrative Agent, and the lenders party thereto, modifying the Credit Agreement. The First Amendment provided for a modification of the excess availability calculations under the Credit Agreement to accommodate normal seasonal working capital needs in the period from June 27, 2014 to January 15, 2015. The First Amendment did not change the $275 million maximum amount that could have been borrowed under the Credit Agreement, but did provide additional flexibility under certain provisions of the Credit Agreement and increased the aggregate amount of permitted credit facilities of our finance and former insurance subsidiaries from $25 million to $30 million. The Amendment, except as expressly stated, did not modify the Credit Agreement and other loan documents, which remained unmodified and in full force and effect.

On December 18, 2014, we entered into a Second Amendment, Consent and Lender Joinder (the “Second Amendment”) among the Company (excluding our wholly-owned finance subsidiary and our former insurance subsidiaries), Wells Fargo, as Administrative Agent, and the lenders party thereto. The Second Amendment amended the existing Credit Agreement.

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

The Second Amendment added a “first-in last-out” tranche (the “FILO Facility”) to the Revolver, with all other revolving loans constituting the “Tranche A Facility.” The maximum amount of the FILO Facility (the “FILO Maximum Revolver Amount”) is $21.4 million, reduced by $0.6 million per month from the first anniversary of the Second Amendment to the second anniversary of the Second Amendment, reduced by $1.2 million per month from the second anniversary of the Second Amendment to the third anniversary of the Second Amendment, and reduced to zero on the third anniversary of the Second Amendment. The maximum amount of the Tranche A Facility (the “Tranche A Maximum Revolver Amount”) is the Maximum Revolver Amount (as defined above) minus the FILO Maximum Revolver Amount.

The Credit Agreement matures June 28, 2018. The purpose of the Revolver is to finance working capital and other general corporate needs, which may include capital expenditures and Permitted Acquisitions (as defined in the Credit Agreement). The purpose of the Term Loan was for prepayment of the entire remaining balance of our senior secured notes pursuant to our Amended and Restated Note Purchase Agreement dated as of January 3, 2006, as amended (the “Senior Note Agreement”), with the then-current noteholders and John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), acting in its capacity as collateral agent for the then-current noteholders (the “Hancock Debt”), and for payment of fees and expenses related to the repayment of the Hancock Debt, and (to the extent of any proceeds of the Term Loan remaining after payment of the Hancock Debt) for the same purposes as the Revolver. The Term Loan is subject to prepayment, if any appraisal of the Term Loan Real Estate shows the outstanding balance of the Term Loan exceeds 60% of the appraised value of the Term Loan Real Estate, in the amount of such excess. The Second Amendment added to the Term Loan Real Estate certain real property of the Company that had secured the Hancock Debt. The principal of the Term Loan is to be repaid monthly beginning January 31, 2015, in an amount per month of $0.8 million (changed by the Second Amendment from an amount per month of $0.4 million, payment of which was due beginning July 31, 2013).

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

On December 28, 2015, we entered into a consent and waiver (the “Consent”) in which the Administrative Agent and the Lenders consented to the extension to June 30, 2016 (previously December 31, 2015 pursuant to the consent and waiver dated June 26, 2015) of the deadline for delivery of the annual financial statements required pursuant to the Credit Agreement and certain certificates and information required by the Credit Agreement to be delivered with financial statements required pursuant to the Credit Agreement. The annual financial statement and associated required certifications were delivered to the Administrative Agent and the Lenders on June 1, 2016.

Our outstanding revolver borrowings under the Credit Agreement decreased to $137.6 million (Eurodollar and Base Rate Loans at a blended average rate of 3.05% per annum) at October 1, 2016 from $161.8 million (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum) at October 3, 2015, with access to approximately $126.8 million of additional capital available under the Credit Agreement to fund our continuing operations and capital spending requirements for the foreseeable future. Our outstanding term loan borrowings under the Credit Agreement were $82.5 million at October 1, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 2.52% per annum) and $92.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum). Our outstanding FILO borrowings under the Credit Agreement were $15.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 4.29% per annum) and $20.7 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum). As of October 1, 2016, we are in compliance with all applicable covenants of the Credit Agreement. While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Subsidiary Financing Arrangement

Our wholly-owned finance subsidiary, GCC, is party to an Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 as amended by Amendment Number One dated as of June 26, 2015 and further amended by Amendment Number Two dated as of September 23, 2016 (as so amended, the “GCC Loan Agreement”), by and among GCC, the lenders party thereto, and ZB, N.A., dba California Bank & Trust (“CBT”), as Arranger and Administrative Agent. The GCC Loan Agreement amended and restated the existing loan agreement dated as of September 24, 2010, as amended or otherwise modified from time to time prior to September 26, 2014. The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $25.0 million. Borrowings under the GCC Loan Agreement may not exceed the amount equal to the Borrowing Base at such date (based upon the most recent Borrowing Base Certificate delivered by GCC to the Administrative Agent). The Borrowing Base is calculated as 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Administrative Agent. The GCC Loan Agreement matures on December 31, 2016. Certain capitalized terms used in this description of the GCC Loan Agreement have the meanings given to them in the GCC Loan Agreement. Borrowings under the GCC Loan Agreement are utilized to fund loans to our customers and for GCC’s general corporate purposes, including customary financing and operating activities.

GCC entered into Amendment Number One to Amended and Restated Loan and Security Agreement (the “GCC Amendment No. 1”), dated as of June 26, 2015, by and among GCC, the lenders party thereto, and CBT, as Arranger and Administrative Agent. The GCC Amendment No. 1 amends the GCC Loan Agreement to modify certain provisions relating to borrowing procedures and number of loan requests, as well as to permit CBT to fund as sole lender certain short term advances thereunder. See Item 1.01. “Entry into a Material Definitive Agreement – Grocers Capital Company Amended and Restated Loan and Security Agreement” and Item 2.03. “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of our Current Report on Form 8-K, filed on July 2, 2015, for additional information.

GCC entered into Amendment Number Two to Amended and Restated Loan and Security Agreement (the “GCC Amendment No. 2”), dated as of September 23, 2016, by and among GCC, the lenders party thereto, and CBT, as Arranger and Administrative Agent. The GCC Amendment No. 2 amends the GCC Loan Agreement to modify the maturity date of the agreement from September 30, 2016 to December 31, 2016. See Item 1.01. “Entry into a Material Definitive Agreement – Grocers Capital Company Amended and Restated Loan and Security Agreement” and Item 2.03. “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of our Current Report on Form 8-K, filed on September 28, 2016, for additional information.

On December 28, 2015, GCC received consent from CBT for the GCC Loan Agreement to extend the due date of the covenant requirement to deliver our consolidated audited financial statements, which was previously December 31, 2015, to June 30, 2016. See Item 1.01. “Entry into a Material Definitive Agreement – Amendment of Amended and Restated Credit Agreement” and “ – Grocers Capital Company Amended and Restated Loan and Security Agreement” of the Company’s Current Report on Form 8-K, filed on December 29, 2015, for additional information. The consolidated audited financial statements and associated certifications of the Company were delivered to CBT on June 1, 2016.

The GCC Loan Agreement provides for revolving loans. At the election of GCC, revolving loans shall bear interest at the LIBOR Rate or the Base Rate, plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of $15.0 million and zero, bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at October 1, 2016 and October 3, 2015, respectively.

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

GCC is subject to negative covenants limiting permitted indebtedness, liens, investments, acquisitions, restricted payments and certain other matters. As of October 1, 2016, we are not in violation of any applicable covenants of the GCC Loan Agreement. While we are currently not in violation of any required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

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

There are two types of units that are granted as part of an Award: Appreciation Units and Full-Value Units (collectively, “Units”). Effective for fiscal 2016, the LTIP was amended to expand the Awards that may be granted thereunder to include Full-Value Units. A “Full-Value Unit” entitles the award recipient the “maturity value” on the units at the end of the Performance Cycle assigned to the units. The “maturity value” for a Full-Value Unit is our Exchange Value Per Share for a share of the Class A or Class B stock of the Company as calculated from our financial statements (see Part I, Item 1. “Business – Capital Shares” for additional information), plus cumulative cooperative division patronage dividends (see Part I, Item 1, “Business – Patronage Dividends” for additional discussion), cash dividends and non-allocated retained earnings attributable to such share Exchange Value Per Share, as calculated from our financial statements for the fiscal year end that coincides with the end of the Performance Cycle. An “Appreciation Unit” refers to a notional unit that grants Participants the contractual right to receive the positive difference, if any, between the Maturity Value of the unit on its Maturity Date and the Base Value (capitalized terms defined below) assigned to the unit at the beginning of the Performance Cycle. The Base Value is equal to the Exchange Value Per Share for the fiscal year ending immediately prior to the Performance Cycle. The Maturity Value is equal to the Exchange Value Per Share plus Cumulative Co-op Patronage Dividends (defined below), plus Cumulative Cash Dividends (the total of cash dividends paid, excluding patronage dividends, as reported in our fiscal year-end financial statements), plus Cumulative Non-allocated Retained Earnings (defined below), as calculated from our financial statements for the Performance Cycle assigned to the Appreciation Unit. The difference is then multiplied by the number of vested Appreciation Units awarded for the Performance Cycle that remain outstanding on the Maturity Date. Cumulative Co-op Patronage Dividends are the sum of the Cooperative Division’s patronage earnings divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle. Cumulative Co-op Patronage Dividends do not include Dairy Division patronage dividend amounts. The Cumulative Non-allocated Retained Earnings amount is the sum of the total increase or decrease in non-allocated retained earnings for a fiscal year divided by the number of Class A and B Shares used in the calculation of the Exchange Value Per Share for each year in the Performance Cycle.

For additional information on the LTIP, please refer to the LTIP documents incorporated by reference in our Current Report on Form 8-K, filed on May 14, 2013. For additional information on the amendment to the LTIP that became effective for fiscal 2016, please see Item 5.02, “Compensatory Arrangements of Certain Officers – 2016 Long-Term Incentive Awards” in our Current Report on Form 8-K, filed on December 30, 2015, and Exhibit 99.4 thereto, “Long-Term Incentive Plan, as amended and restated effective October 4, 2015, dated as of December 28, 2015.”

Based on our calculations relative to the 2016, 2015, 2014 and 2013 Performance Cycles, we determined there was no LTIP compensation expense related to the Appreciation units for the Performance Cycles to be recorded in fiscal 2016.

The Company recorded $0.2 million of LTIP compensation expense related to the Full-Value Units for the 2016 Performance Cycle. Based on our calculations relative to the 2015, 2014 and 2013 Performance Cycles, we determined there was no LTIP compensation expense for the Performance Cycles to be recorded in fiscal 2015.

Pension, Retirement and Other Benefit Plans

Overview

Our liquidity and capital resources have been or may be impacted by the following benefit plans we sponsor:

Defined Benefit Pension Plans

•	Cash Balance Plan (the “Unified Cash Balance Plan”) (1)
•	Multiemployer defined benefit pension plans
•	Executive Salary Protection Plan III (the “ESPPIII” plan) (2)

Defined Contribution Retirement Plan

•	Supplemental Executive Retirement Plan (the “SERP”) (4)
•	Sheltered Savings Plan
•	Deferred Compensation Plan II
•	Employee Savings Plan

Postretirement Benefit Plans

•	Retiree Medical Plan (the “RMP”) (2)
•	Officer Retiree Medical Plan (the “ORMP”), including the Executive Medical Reimbursement Plan (the “EMRP”) (2)
•	Executive Insurance Plan (the “EIP”) (3)
•	Life Plan
•	Sick Leave Plan – Union
•	Sick Leave Plan – Non-Union (5)
(1)	Amended in December 2014 – frozen and closed to new participants – see discussion under plan’s respective heading below.
(2)	Amended in December 2012 – see discussion under each plan’s respective heading below.
(3)	Amended in December 2012 and May 2013 – see discussion under plan’s respective heading below.
(4)	Implemented June 2013 – see discussion under plan’s respective heading below.
(5)	Terminated effective September 2014 – see discussion below and under plan’s respective heading.

Our net periodic benefit plan expense (credit) for our combined defined benefit pension plans (excluding multiemployer defined benefit pension plans) and postretirement benefit plans was approximately $(2.5) million for fiscal 2016 compared to $(7.7) million for fiscal 2015. This additional reduction in our combined defined benefit pension and postretirement benefit plan expense was primarily a result of benefit plan amendments implemented in fiscal 2014 and 2013 as further discussed below. During fiscal 2013, we froze the ESPPIII, a defined benefit pension plan for our executive officers, and replaced it with the SERP, a defined contribution retirement plan as described below, and the LTIP (described above). In fiscal 2016 and 2015, we accrued $1.6 million and $1.2 million, respectively, related to the SERP and $0.2 million and no LTIP compensation expense for the 2016 and 2015 Performance Cycles, respectively. During fiscal 2013, we also curtailed benefits and froze participation under the RMP and froze participation in the ORMP.

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

Assuming a long-term rate of return on plan assets of 7.50%, weighted average discount rates of 3.60% (benefit obligation) and 3.0% (interest cost) for the Unified Cash Balance Plan, weighted average discount rates of 2.49% (benefit obligation), 2.07% (interest cost) and 2.99% (service cost) for the ESPPIII, and certain other assumptions, we estimate that our combined pension expense (benefit) for the Unified Cash Balance Plan and ESPPIII for fiscal 2017 will be approximately $(0.9) million. Future pension expense (benefit) will be affected by future investment performance, discount rates and other variables such as mortality rates relating to plan participants. Decreasing only the discount rate assumptions by 0.5% would increase our projected fiscal 2017 pension benefit for the Unified Cash Balance Plan by approximately $0.1 million. Decreasing only the discount rate assumptions by 0.5% would decrease our projected fiscal 2017 pension expense for the ESPPIII by approximately $0.1 million. Lowering the expected long-term rate of return on our plan assets (for the Unified Cash Balance Plan) by 0.50% from 8.00% to 7.50% would have decreased our pension benefit for fiscal 2016 by approximately $0.9 million. Similarly, lowering the expected long-term rate of return on our plan assets (for the Unified Cash Balance Plan) by 0.50% (from 7.50% to 7.00%) would decrease our projected fiscal 2017 pension benefit by approximately $0.9 million.

Assuming weighted average discount rates for the various postretirement plans ranging from 3.15% to 3.67% (benefit obligation), 2.51% to 3.25% (interest cost) and 3.25% to 3.38% (service cost) and certain other assumptions, we estimate that postretirement benefit plan expense (benefit) for fiscal 2017 will be approximately $(0.1) million. Future postretirement benefit plan expense (benefit) will be affected by discount rates and other variables such as expected rate of compensation increases and projected health care trend rates.

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

During August 2014, legislation to extend the pension funding relief included in MAP-21 was enacted as part of the Highway and Transportation Funding Act of 2014 (“HATFA”). Due to the plan’s funded status, quarterly contributions were not required in fiscal 2016 for the 2016 plan year, and there were no required contributions in fiscal 2016 for the 2015 plan year. During fiscal 2015, we had no additional required contributions for the 2014 plan year, and there were no contributions required for the 2015 plan year. Accordingly, the Company made no contributions to the Unified Cash Balance Plan during fiscal 2016 or fiscal 2015. Due to the plan’s funded status, quarterly contributions will not be required in fiscal 2017 for the 2017 plan year. At our discretion, we may contribute in excess of the minimum (zero) requirement. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. Contributions for the 2016 and 2017 plan years, if any, will be due by September 15, 2017 and September 15, 2018, respectively.

Multiemployer Defined Benefit Pension Plans

We contribute to a number of multiemployer defined benefit pension plans that provide retirement benefits for retired union employees under terms of our collective bargaining agreements (“Union Participants”). These multiemployer plans generally provide retirement benefits to Union Participants based on their service to contributing employers.

We made contributions of $15.2 million and $14.6 million for fiscal years 2016 and 2015, respectively, to collectively bargained, multiemployer defined benefit pension plans in accordance with the provisions of negotiated labor contracts.

Executive Salary Protection Plan III

We sponsor an Executive Salary Protection Plan III ("ESPPIII") for our executive officers that provides supplemental post-termination retirement income based on each participant's salary and years of service as an officer with us. As discussed below, this plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012. We have informally funded our obligation to plan participants in a rabbi trust (not considered plan assets for valuation purposes) comprised primarily of life insurance policies tied to underlying investments in the equity market (reported at cash surrender value) and mutual fund assets consisting of various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices). See Note 13 “Benefit Plans” of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion.

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

We made benefit payments of $4.0 million to participants in the ESPPIII during fiscal 2016. At this time, we expect to make benefit payments of $3.9 million to participants in the ESPPIII in fiscal 2017.

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

The SERP is a non-qualified defined contribution plan under which benefits are derived based on a notional account balance to be funded by us for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options

(referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized “for the purpose of debiting or crediting additional amounts” to each participant’s account. We informally fund our obligation to plan participants in a rabbi trust, comprised of mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. Mutual funds reported at their estimated fair value of $3.1 million and $2.0 million at October 1, 2016 and October 3, 2015, respectively, are included in other assets in our consolidated balance sheets.

Upon separation, plan participants will receive a benefit based upon the vested amount accrued in their account, which includes our contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. Benefit expense for the SERP has been accrued under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of October 1, 2016 and October 3, 2015, we accrued $1.6 million and $1.2 million, respectively, in SERP expense (recorded in long-term liabilities, other in our consolidated balance sheets). See Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

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

The Company contributed approximately $7.3 million, $5.1 million and $4.8 million related to its SSP in the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively.

Deferred Compensation Plan II

The Company has a nonqualified Deferred Compensation Plan (“DCPII”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCPII. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies and mutual funds reported at their estimated fair value are included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $10.6 million and $12.3 million at October 1, 2016 and October 3, 2015, respectively. The estimated fair value of the mutual funds was $0.2 million and negligible at October 1, 2016 and October 3, 2015. The liability to participants ($11.6 million and $12.5 million at October 1, 2016 and October 3, 2015, respectively) is included in long-term liabilities, other in the Company’s consolidated balance sheets. The rabbi trust is subject to the Company’s creditors’ claims in the event of its insolvency.

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

Contractual Obligations and Commercial Commitments

Our contractual obligations at October 1, 2016 are summarized as follows:

(dollars in thousands)
		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Revolver borrowings	$152,600	$—	$152,600	$—	$—
Term loan borrowings	82,500	10,000	72,500	—	—
FILO loan borrowings	15,485	13,100	2,385	—	—
Operating lease obligations	76,174	22,681	31,537	15,297	6,659
Capital lease obligations	2,891	699	1,445	747	—
Other debt agreements	756	692	64	—	—
Projected interest on contractual obligations (1)	12,343	7,407	4,927	9	—
Total contractual obligations	$342,749	$54,579	$265,458	$16,053	$6,659

(1)

The projected interest component on our contractual obligations was estimated based on the prevailing or contractual interest rates for the respective obligations over the period of the agreements (see Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data”).

Our commercial commitments at October 1, 2016 are summarized as follows:

(dollars in thousands)
	Payments due by period
Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Lease guarantees	$—	$—	$—	$—	$—
Standby letters of credit	—	—	—	—	—
Loan commitments	525	525	—	—	—
Total commercial commitments	$525	$525	$—	$—	$—

The following items have been excluded from the foregoing tables:

•	Projected funding obligations for the Unified Cash Balance Plan and ESPPIII (zero and $3.9 million, respectively, projected through fiscal 2017); and
•	Long-term liabilities for asset retirement obligations ($1.7 million at October 1, 2016).

The items above have been excluded from the foregoing tables based on the following:

•

Projected pension funding obligations – a reasonably reliable estimate of the timing and amount of future funding obligations cannot be determined beyond fiscal 2017 due to the uncertainty and variability of actuarial assumptions upon which the determination of such amounts is dependent.

•	Long-term liabilities for asset retirement obligations – a reasonably reliable estimate of the timing of future asset retirements and related incurrence of expense cannot be determined.

Obligations under our Unified Cash Balance Plan and ESPPIII are disclosed in Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” Asset retirement obligations are included in long-term liabilities, other in the accompanying consolidated balance sheets as of October 1, 2016 and October 3, 2015.

Outstanding Debt and Other Financing Arrangements

Our notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 1, 2015	October 3, 2015
Secured revolver borrowings under credit agreements	$152,600	$161,800
Secured term loan borrowings under credit agreement	82,500	92,500
Secured FILO borrowings under credit agreement	15,485	20,714
Senior secured notes	—	—
Obligations under capital leases	2,891	2,097
Other debt agreements	756	1,434
Total notes payable	254,232	278,545
Less portion due within one year	24,491	16,960
	$229,741	$261,585

Secured Credit Agreements – Credit Agreement and GCC Loan Agreement

As discussed in “Credit Facilities” we are party to both the Credit Agreement and GCC Loan Agreement. Our outstanding revolver borrowings under the Credit Agreement decreased to $137.6 million (Eurodollar and Base Rate Loans at a blended average rate of 3.05% per annum) at October 1, 2016 from $161.8 million (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum) at October 3, 2015. Our outstanding term loan borrowings under the Credit Agreement were $82.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.52% per annum) and $92.5 million (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum) at October 3, 2015. Our outstanding FILO borrowings under the Credit Agreement were $15.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 4.29% per annum) and $20.7 million (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum) at October 3, 2015. GCC had revolving loan borrowings of $15.0 million and zero, bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at October 1, 2016 and October 3, 2015, respectively.

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

We had a total of zero and zero outstanding at October 1, 2016 and October 3, 2015, respectively, in Hancock Debt.

Capital Lease Agreements

During fiscal 2016, we entered into two capital lease agreements for equipment purchases. These capital lease agreements bear an interest rate of 2.10% and mature in fiscal 2021. The outstanding loan balance under the two capital lease agreements totaled $1.2 million at October 1, 2016.

During fiscal 2015, we entered into three capital lease agreements for equipment purchases. Two of the capital lease agreements bear an interest rate of 2.09% and one capital lease agreement bears an interest rate of 2.26%. The three capital lease agreements mature in fiscal 2020. The outstanding loan balance under the three capital leases totaled $1.7 million and $2.1 million at October 1, 2016 and October 3, 2015, respectively.

Other Debt Agreements

During fiscal 2013, we entered into three secured credit facilities to finance our purchase of tractors. These agreements bear interest at a rate of 2.2% and mature in fiscal 2018. At October 1, 2016 and October 3, 2015, the outstanding loan balance under these three agreements totaled $0.8 million and $1.4 million, respectively.

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

Insurance Reserves.    As disclosed in Note 3, “Assets Held for Sale/Discontinued Operations,” in Part II, Item 8, “Financial Statements and Supplementary Data,” our Insurance segment was sold in October 2015 and is no longer part of our continuing operations. The former insurance subsidiaries provided various types of insurance products to our Members and us, including workers’ compensation, general liability and auto. One of the former insurance subsidiaries, Springfield Insurance Company, is regulated by the California Department of Insurance and is subject to the rules and regulations promulgated by the California Department of Insurance. There are many factors that contribute to the variability in estimating insurance loss reserves and related costs. Changes in state regulations may have a direct impact on workers’ compensation cost and reserve requirements. The cost of insurance and the sufficiency of loss reserves are also impacted by actuarial estimates based on a detailed analysis of health care cost trends, claims history, demographics and industry trends. As a result, the amount of the loss reserve and the related expense is significantly affected by these variables, as well as the periodic changes in state and federal law. We regularly assessed the sufficiency of our loss reserves, which represent potential future claims and settlements to policyholders. Insurance reserves are recorded based on estimates and assumptions made by management using data available at the valuation date and are validated by third party actuaries to ensure such estimates are within acceptable ranges. We maintain appropriate reserves to cover anticipated payments up to the excess coverage amount. For additional discussion related to our accounting for insurance reserves, See Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for additional information. Insurance reserves maintained by our former insurance subsidiaries and our reserve for projected payouts totaled approximately $64.5 million as of October 3, 2015, net of anticipated reinsurance recoveries of $26.4 million, respectively. These reserves are included in liabilities held for sale – current in our consolidated balance sheets at October 3, 2015.

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

Allowance for Uncollectible Accounts and Notes Receivable.    The preparation of our consolidated financial statements requires management to make estimates of the collectability of its accounts and notes receivable. Our trade and short-term notes receivable, net was approximately $183.5 million and $191.7 million (including approximately $6.0 million and $4.3 million of short-term notes receivable) at October 1, 2016 and October 3, 2015, respectively. Our long-term notes receivable, net was approximately $13.4 million and $17.5 million at October 1, 2016 and October 3, 2015, respectively. We regularly analyze our accounts and notes receivable for changes in the credit-worthiness of customers, economic trends and other variables that may affect the adequacy of recorded reserves for potential bad debt. In determining the appropriate level of reserves to establish, we utilize several techniques including specific account identification, percentage of aged receivables and historical collection and write-off trends. In addition, we consider in our reserve calculations collateral such as Member shareholdings, cash deposits and personal guarantees. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results. Our allowance for doubtful accounts for trade and short-term notes receivable was approximately $3.6 million and $4.2 million at October 1, 2016 and October 3, 2015, respectively, and zero for long-term notes receivable at both October 1, 2016 and October 3, 2015.

Goodwill and Intangible Assets.  The Merger with United and the Acquisition of AG resulted in the recording of goodwill, representing the excess of the purchase price over the fair value of the net assets of the acquired businesses. The carrying value of the goodwill was $37.8 million at both October 1, 2016 and October 3, 2015. Although the sales volume and customer base of the combined entity remains strong, significant reductions in our distribution volume in the future could potentially impair the carrying amount of goodwill, necessitating a write-down of this asset.

We evaluate our goodwill for impairment pursuant to ASC Topic 350-20 “Intangibles – Goodwill and other – Goodwill” (“ASC Topic 350-20”) which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually, or more frequently if circumstances indicate potential impairment. For the annual goodwill impairment test, entities have the option of first performing a qualitative assessment to test goodwill for impairment on a reporting-unit-by-reporting-unit basis. If after performing the qualitative assessment, an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the entity would perform the two-step goodwill impairment test described in ASC Topic 350-20. An entity that does not elect to use the qualitative analysis and proceeds directly to step one would not need to evaluate the qualitative factors as part of the annual impairment analysis. The two-step impairment test process consists of the following: (1) a reporting unit’s fair value is compared to its carrying value; if the fair value is less than its carrying value, impairment is indicated; and (2) if impairment is indicated in the first step, it is measured by comparing the implied fair value of goodwill to its carrying value at the reporting unit level. When performing a quantitative assessment, we estimate the fair value of our reporting units using a weighting of the income and market approaches. Under the income approach, we use a discounted cash flow methodology, which requires us to make significant estimates and assumptions related to forecasted revenues, gross profit margins, operating income margins, working capital cash flow, growth rates, and discount rates, among others. For the market approach, we utilize information from comparable publicly traded companies with similar operating and investment characteristics as the reporting units, to create valuation multiples that are applied to the operating performance of the reporting unit being tested, in order to obtain their respective fair values. Our estimates are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Future changes in the estimates and assumptions above could materially affect the results of our reviews for impairment of goodwill. We evaluate our goodwill for impairment at the end of the third quarter for each fiscal year. Accordingly, we tested our goodwill using a qualitative assessment and noted no impairment for the fiscal quarter ended July 1, 2016.

In addition to the annual goodwill impairment test required under ASC Topic 350-20, during fiscal 2016 and 2015, we assessed whether events or circumstances occurred that potentially indicate that the carrying amount of goodwill may not be recoverable. We concluded that there were no such events or changes in circumstances during fiscal 2016 and 2015. Consequently, no impairment charges were recorded in fiscal 2016 and 2015.

Intangible assets with indefinite lives are tested for impairment at least annually and between annual tests if events occur or circumstances change that would indicate that the value of the asset may be impaired. In accordance with ASU No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” ("ASU No. 2012-02"), we analyzed several qualitative factors to determine whether it was more likely than not that an indefinite-lived intangible asset was impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Impairment would be measured as the difference between the fair value of the asset and its carrying value. We concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2016 and 2015.

Intangible assets with finite lives are tested for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Cash flows expected to be generated by the related assets are estimated over the asset's useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow model. We concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2016 and 2015.

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

On a quarterly basis, we assess whether events or changes in circumstances occur that potentially indicate the carrying value of long-lived asset groups may not be recoverable. In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility (see Part I, Item 1, “Business – Recent Developments – Dairy Divisions” for additional discussion). Due to the closure of this facility, land, building and property improvements totaling $5.4 million have been reclassified to assets held for sale on our consolidated balance sheets at October 1, 2016. We evaluated these assets for impairment at October 1, 2016, and we concluded there was no impairment of these assets as the Company is actively marketing these assets and has received offers in excess of their carrying amount. In addition, this facility had equipment with a net book value of $2.2 million, and we sold $0.9 million of these assets subsequent to the closure of the facility. The remaining $1.3 million of equipment was deemed to be impaired and we accordingly wrote off the remaining equipment during the fourth quarter of fiscal 2016.

Other than the preceding, we concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2016 and 2015.

Tax Valuation Allowances.    We account for income taxes in accordance with ASC Topic 740, “Income Taxes” (“ASC Topic 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. ASC Topic 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the net deferred tax asset will not be realized. We had approximately $36.4 million and $40.4 million in net deferred tax assets at October 1, 2016 and October 3, 2015, respectively. We evaluated the available positive and negative evidence in assessing our ability to realize the benefits of the net deferred tax assets at October 1, 2016 and October 3, 2015. As of October 1, 2016 and October 3, 2015, respectively, we determined that a valuation allowance of $41.4 million and $29.3 million was required to reduce the net deferred tax assets to a sustainable level. The remaining net deferred tax assets should be realized through future operating results, tax planning and the reversal of temporary differences. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be a charge to income in the period such determination was made. Of the net deferred tax assets, $4.1 million and $9.2 million are classified as deferred income taxes in current assets and $32.3 million and $31.2 million are included in other assets in the accompanying consolidated balance sheets (see Part II, Item 8, “Financial Statements and Supplementary Data”) as of October 1, 2016 and October 3, 2015, respectively.

Pension and Postretirement Benefit Plans.    Our non-union employees participate in Company sponsored defined benefit pension and postretirement benefit plans. Certain eligible union employees participate in a separate plan providing payouts for unused sick leave. Officers of the Company also participate in a Company sponsored ESPPIII, which provides supplemental post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. We account for these benefit plans in accordance with ASC Topic 715, “Compensation – Retirement Benefits” and ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits” and ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefits Plans – General”, which require us to make actuarial assumptions that are used to calculate the carrying value of the related assets and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, projected life expectancies of plan participants, anticipated salary increases and health care cost trends. The assumptions are regularly evaluated by management in consultation with outside actuaries. While we believe the underlying assumptions are appropriate, the carrying value of the related liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.

Pursuant to ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefits Plans – General” (“ASC Topic 715-20”), we (1) recognize the funded status of pension and other postretirement benefit plans on our balance sheet and (2) measure plan assets and obligations at our year-end balance sheet date.

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

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at October 1, 2016 and the current market conditions, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $2.5 million. See Note 18 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members). We currently believe our allowance for doubtful accounts to be sufficient to cover customer credit risks.

Investments held by our Wholesale Distribution segment consist primarily of Western Family Holding Company (“Western Family”) common stock. Western Family is a private company located in Oregon from which we purchase food and general merchandise products. Investments held by our other support businesses consist primarily of an investment by our wholly-owned finance subsidiary in National Consumer Cooperative Bank (“NCB”). NCB operates as a cooperative and therefore its participants are required to own its Class B common stock.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions. In fiscal 2016, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in life insurance and mutual fund assets, respectively.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Unified Grocers, Inc.:

We have audited the accompanying consolidated balance sheet of Unified Grocers, Inc. and Subsidiaries (the “Company”) as of October 1, 2016, and October 3, 2015, and the related consolidated statements of earnings (loss), comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the three years in the period ended October 1, 2016. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule of valuation and qualifying accounts for each of the years in the three-year period ended October 1, 2016 at Part IV, Item 15(a)(2). These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Unified Grocers, Inc. and Subsidiaries as of October 1, 2016 and October 3, 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 1, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ MOSS ADAMS LLP

Los Angeles, California

December 16, 2016

Unified Grocers, Inc. and Subsidiaries

Consolidated Balance Sheets

(dollars in thousands)

	October 1, 2016	October 3, 2015
Assets
Current Assets:
Cash and cash equivalents	$3,369	$3,056
Accounts and current portion of notes receivable, net of allowances of $3,584 and $4,171 at October 1, 2016 and October 3, 2015, respectively	182,940	191,744
Inventories	251,502	279,576
Prepaid expenses and other current assets	9,343	10,814
Deferred income taxes	4,098	9,210
Assets held for sale – current	5,429	125,904
Total current assets	456,681	620,304
Properties and equipment, net	149,506	163,808
Investments	12,729	13,069
Notes receivable, less current portion and net of allowances of $0 and $54 at October 1, 2016 and October 3, 2015, respectively	13,397	17,523
Goodwill	37,846	37,846
Other assets, net	110,889	111,775
Total Assets	$781,048	$964,325
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$248,576	$281,478
Accrued liabilities	44,331	46,287
Current portion of notes payable	24,491	16,960
Members’ deposits and declared patronage dividends	8,880	10,175
Liabilities held for sale – current	—	99,682
Total current liabilities	326,278	454,582
Notes payable, less current portion	229,741	261,585
Long-term liabilities, other	185,202	161,180
Members’ and Non-Members’ deposits	8,775	7,995
Commitments and contingencies
Shareholders’ equity:
Class A Shares: 500,000 shares authorized, 122,500 shares outstanding at October 1, 2016 and October 3, 2015	23,088	23,088
Class B Shares: 2,000,000 shares authorized, 410,537 shares outstanding at October 1, 2016 and October 3, 2015	75,198	75,198
Class E Shares: 2,000,000 shares authorized, 114,691 and 205,714 shares outstanding at October 1, 2016 and October 3, 2015, respectively	11,469	20,570
Retained earnings – allocated	18,106	25,748
Retained earnings – non-allocated	6,864	6,864
Total retained earnings	24,970	32,612
Receivable from sale of Class A Shares to Members	(78)	(255)
Accumulated other comprehensive loss	(103,595)	(72,230)
Total shareholders’ equity	31,052	78,983
Total Liabilities and Shareholders’ Equity	$781,048	$964,325

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Earnings (Loss)

(dollars in thousands)

	Fiscal Years Ended
	October 1, 2016 (52 weeks)	October 3, 2015 (53 weeks)	September 27, 2014 (52 weeks)
Net sales (gross billings including vendor direct arrangements were $3,862,267,$4,144,641, and $3,865,966 for fiscal years fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively)	$3,761,464	$4,027,620	$3,753,560
Cost of sales	3,480,898	3,744,335	3,466,897
Distribution, selling and administrative expenses	271,578	281,469	264,988
Operating income	8,988	1,816	21,675
Interest expense	(10,177)	(9,978)	(11,197)
Loss on early extinguishment of debt	—	(3,200)	—
(Loss) earnings before patronage dividends and income taxes	(1,189)	(11,362)	10,478
Patronage dividends	(6,500)	(7,234)	(9,395)
(Loss) earnings before income taxes	(7,689)	(18,596)	1,083
Income tax (provision) benefit	(234)	3,951	(1,508)
Net loss from continuing operations	(7,923)	(14,645)	(425)
Discontinued operations:
Gain (loss) from discontinued operations, net of income tax benefit of $0, $0, and $2,914 for fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively	—	(3,701)	(4,981)
Gain (loss) on sale of discontinued operations	281	(3,173)	—
Net gain (loss) from discontinued operations	281	(6,874)	(4,981)
Net loss	$(7,642)	$(21,519)	$(5,406)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Earnings (Loss)

(dollars in thousands)

	Fiscal Years Ended
	October 1, 2016 (52 weeks)	October 3, 2015 (53 weeks)	September 27, 2014 (52 weeks)
Net loss	$(7,642)	$(21,519)	$(5,406)
Other comprehensive (loss) earnings, net of income taxes:
Unrealized net holding gain (loss) on investments, net of income tax expense (benefit) of $351, $(364) and $(189) for fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively	643	(683)	(351)
Defined benefit pension plans and other postretirement benefit plans: Unrecognized prior service credits and gains arising during the period, and accelerated recognition of existing unrecognized prior service credit and unrecognized gains and losses, as a result of curtailment, net of income tax benefit of $(10,867), $(13,157) and $(8,357) for fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively	(21,141)	(24,087)	(15,242)
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans	(10,867)	(13,411)	(6,176)
Comprehensive (loss) earnings	$(39,007)	$(59,700)	$(27,175)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

(dollars in thousands)
								Receivable	Accumulated
								from sale	Other
For the fiscal years ended October 3, 2015,	Class A		Class B		Class E		Retained	of Class A	Comprehensive
September 27, 2014 and September 28, 2013	Shares	Amount	Shares	Amount	Shares	Amount	Earnings	shares	Earnings (Loss)	Total
Balance, September 28, 2013	137,550	25,672	431,037	78,554	251,403	25,140	63,773	(213)	(12,280)	180,646
Class A Shares issued	1,400	391								391
Class A Shares redeemed	(9,800)	(1,748)					(1,017)			(2,765)
Class B Shares converted to Class A Shares	350	56	(350)	(56)						—
Class B Shares issued			2,102	587						587
Class B Shares redeemed			(19,267)	(3,415)			(2,146)			(5,561)
Class E Shares repurchased					(42,890)	(4,289)	—			(4,289)
Net loss – allocated							(5,406)			(5,406)
Increase in receivable due to subscription for Class A Shares by members								(170)		(170)
Net unrealized loss on depreciation of investments (net of deferred tax asset of $189)									(351)	(351)
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service costs (credits) arising during the period, and changes in unrecognized gains and losses arising during the period (net of deferred tax asset of $8,357)									(15,242)	(15,242)
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans									(6,176)	(6,176)
Balance, September 27, 2014	129,500	$24,371	413,522	$75,670	208,513	$20,851	$55,204	$(383)	$(34,049)	$141,664
Class A Shares issued	—	—								—
Class A Shares redeemed	(7,000)	(1,283)					(673)			(1,956)
Class B Shares converted to Class A Shares	—	—	—	—						—
Class B Shares issued			—	—						—
Class B Shares redeemed			(2,985)	(472)			(400)			(872)
Class E Shares repurchased					(2,809)	(281)	—			(281)
Net loss – allocated							(21,519)			(21,519)
Decrease in receivable due to payment for Class A Shares by members								128		128
Net unrealized loss on depreciation of investments (net of deferred tax asset of $364)									(683)	(683)
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service costs (credits) arising during the period, and changes in unrecognized gains and losses arising during the period (net of deferred tax asset of $13,157)									(24,087)	(24,087)
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans									(13,411)	(13,411)
Balance, October 3, 2015	122,500	$23,088	410,537	$75,198	205,704	$20,570	$32,612	$(255)	$(72,230)	$78,983
Class A Shares issued	—	—								—
Class A Shares redeemed	—	—					—			—
Class B Shares converted to Class A Shares	—	—	—	—						—
Class B Shares issued			—	—						—
Class B Shares redeemed			—	—			—			—
Class E Shares repurchased					(91,013)	(9,101)	—			(9,101)
Net loss – allocated							(7,642)			(7,642)
Decrease in receivable due to payment for Class A Shares by members								177		177
Net unrealized gain on depreciation of investments (net of deferred tax liability of $351)									643	643
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service costs (credits) arising during the period, and changes in unrecognized gains and losses arising during the period (net of deferred tax asset of $10,867)									(21,141)	(21,141)
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans									(10,867)	(10,867)
Balance, October 1, 2016	122,500	$23,088	410,537	$75,198	114,691	$11,469	$24,970	$(78)	$(103,595)	$31,052

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Years Ended
	October 1, 2016 (52 weeks)	October 3, 2015 (53 weeks)	September 27, 2014 (52 weeks)
Cash flows from operating activities:
Net loss	$(7,642)	$(21,519)	$(5,406)
Less: Net loss from discontinued operations	—	(3,701)	(4,981)
Less: Gain (loss) on sale of discontinued operations	281	(3,173)	—
Net loss from continuing operations	(7,923)	(14,645)	(425)
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation and amortization	29,911	31,041	27,850
Provision for doubtful accounts	(1,841)	1,942	207
Loss (gain) on sale of properties and equipment	135	(192)	(104)
Loss on sale of dairy equipment	1,367	—	—
Loss on early extinguishment of debt	—	3,200	—
Loss on equity method investment	400	—	—
Deferred income taxes	159	(3,719)	6,413
Pension contributions	—	—	(8,378)
(Increase) decrease in assets:
Accounts receivable	10,869	(12,204)	(15,936)
Inventories	28,074	(22,251)	(6,082)
Prepaid expenses and other current assets	1,471	(2,503)	2,682
Increase (decrease) in liabilities:
Accounts payable	(33,503)	35,760	25,363
Accrued liabilities	(2,502)	(1,929)	2,305
Long-term liabilities, other	(7,440)	(13,483)	(7,956)
Net cash provided by continuing operating activities	19,177	1,017	25,939
Net cash provided (utilized) by sale of discontinued operations	281	(3,173)	—
Net cash provided (utilized) by continuing operating activities	19,458	(2,156)	25,939
Net cash provided by discontinued operating activities	—	5,820	7,924
Net cash provided by operating activities	19,458	3,664	33,863
Cash flows from investing activities:
Purchases of properties and equipment	(6,534)	(9,221)	(9,938)
Purchases of securities and other investments	(60)	(10,000)	—
Proceeds from maturities or sales of securities and other investments	—	200	—
Proceeds from sale of discontinued operations	26,222	—	—
Origination of notes receivable	(3,853)	(1,973)	(1,138)
Collection of notes receivable	7,755	4,424	5,100
Proceeds from sales of properties and equipment	852	192	112
Increase in other assets	(8,242)	(7,663)	(10,457)
Net cash provided (utilized) by continuing investing activities	16,140	(24,041)	(16,321)
Net cash utilized by discontinued investing activities	—	(4,488)	(8,238)
Net cash provided (utilized) by investing activities	16,140	(28,529)	(24,559)
Cash flows from financing activities:
Net revolver (repayments) borrowings under secured credit agreements	(9,200)	10,300	3,000
Borrowings of notes payable	644	86,262	—
Repayments of notes payable	(17,202)	(58,678)	(7,287)
Payment of deferred financing fees	(88)	(1,983)	(341)
Payment of debt extinguishment costs	—	(3,023)	—
Decrease in Members’ deposits and declared patronage dividends	(1,295)	(1,434)	(83)
Increase (decrease) in Members’ and Non-Members’ deposits	780	(417)	2,623
Decrease (increase) in receivable from sale of Class A Shares to Members, net	177	128	(170)
Repurchase of shares from Members	(9,101)	(3,109)	(8,694)
Issuance of shares to Members	—	—	978
Net cash (utilized) provided by continuing financing activities	(35,285)	28,046	(9,974)
Net cash utilized by discontinued financing activities	—	—	—
Net cash (utilized) provided by financing activities	(35,285)	28,046	(9,974)
Net increase (decrease) in cash and cash equivalents from continuing operations	313	1,849	(356)
Cash and cash equivalents at beginning of year	3,056	1,207	1,563
Cash and cash equivalents at end of year	$3,369	$3,056	$1,207

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(dollars in thousands)

	Fiscal Years Ended
	October 1, 2016 (52 weeks)	October 3, 2015 (53 weeks)	September 27, 2014 (52 weeks)
Supplemental disclosure of cash flow information:
Interest paid during the year	$8,390	$8,538	$10,317
Income taxes paid during the year	$106	$114	$213
Supplemental disclosure of non-cash items:
Capital leases	$1,445	$2,130	$—
Loss on sale of dairy equipment	$1,367	$—	$—
Loss on equity method investment	$400	$—	$—
Write-off of unamortized deferred financing fees due to debt extinguishment	$—	$177	$—
Conversion of Class B Shares to Class A Shares	$—	$—	$57
Assets received, net of liabilities assumed, from conversion of receivables	$—	$—	$3,920
Shares redeemed for settlement of receivables	$—	$—	$(3,920)

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Fiscal Years Ended October 1, 2016, October 3, 2015 and September 27, 2014

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

Fiscal Year End.    The Company’s fiscal year ends on the Saturday nearest September 30. Fiscal 2015 is comprised of 53 weeks, while 2016 and 2014 each were comprised of 52 weeks.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements. This cash management practice frequently results in total issued checks exceeding available cash balances at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable. At October 1, 2016 and October 3, 2015, the Company had book overdrafts of $73.8 million and $88.1 million, respectively, classified in accounts payable and included in cash provided by operating activities.

Inventories.    Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method. Inventory is primarily comprised of products available for sale.

Depreciation.    Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 2 to 40 years as follows: buildings (10 - 40 years), computer equipment and software (3 - 4 years), machinery and equipment (2 – 10 years) and furniture and fixtures (5 – 10 years). Leasehold improvements and equipment under capital leases are amortized on a straight-line basis over the shorter of the remaining lease term or their estimated useful lives. Expenditures for replacements or major improvements are capitalized; expenditures for normal maintenance and repairs are charged to operations as incurred. Upon the sale or retirement of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in the results of operations.

Assets Held for Sale.    Non-current assets and associated liabilities are classified as held for sale when their carrying amount will be recovered principally through a sale transaction rather than continuing use and the sale of the assets (or disposal group) is probable, and transfer of the assets (or disposal group) is expected to qualify for recognition as a completed sale within one year. Assets designated as held for sale are held at the lower of carrying amount at designation and fair value less costs to sell. Depreciation is not charged against property, plant and equipment classified as held for sale.

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

The Company evaluates goodwill (reported entirely within the Wholesale Distribution segment) for impairment at the end of the third quarter of each fiscal year. In addition to the annual goodwill impairment test required under ASC Topic 350-20, during fiscal 2016 and 2015, the Company assessed whether events or circumstances occurred that potentially indicate that the carrying amount of goodwill and intangible assets may not be recoverable. The Company concluded that there were no such events or changes in circumstances during fiscal 2016 and 2015. Consequently, no impairment charges were recorded in fiscal 2016 and 2015.

On September 30, 2007, the Company completed the purchase of certain assets and assumed certain liabilities and obligations related to the operation of Associated Grocers, Incorporated (“AG”) and its subsidiaries of Seattle, Washington (the “AG Acquisition”). The Company estimated costs incurred to exit facilities acquired as part of the AG Acquisition, and such costs were accrued as purchase accounting exit cost liabilities and included in goodwill as part of the AG Acquisition, which was accounted for under FASB Statement No. 141, “Business Combinations” (“FAS 141”). The guidance under FAS 141 remains applicable to the Company given that the AG Acquisition date occurred prior to the effective date of the adoption of FASB Statement No. 141(R), “Business Combinations (Revised 2007)” – (now codified in ASC 805), which was adopted by the Company in the first quarter of fiscal 2010. During fiscal 2013, the actual cost of the exit plan for one of the Seattle facilities was determined to be $1.2 million less than the amount originally accrued, and the reduction in the exit cost liability was recognized with a corresponding reduction in goodwill.

Intangible assets, excluding goodwill, are included in other assets in the consolidated balance sheets. Intangible assets, other than goodwill and trademarks, are recorded at cost, less accumulated amortization. Amortization of intangible assets with finite lives is provided over their estimated useful lives ranging from 3 to 144 months on a straight-line or accelerated basis. As of October 1, 2016 and October 3, 2015, balances of intangible assets with finite lives, net of accumulated amortization, goodwill and trademarks were as follows:

(dollars in thousands)
October 1, 2016	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3-78 months	$21,354	$14,226	$7,128
Customer relationships	132 months	7,180	4,937	2,243
Label redesign costs	40-48 months	1,835	600	1,235
Goodwill and Intangible assets not subject to amortization:
Goodwill				$37,846
Trademarks				3,010

(dollars in thousands)
October 3, 2015	Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Intangible assets subject to amortization:
Customer contracts	3-91 months	$28,236	$19,731	$8,505
Customer relationships	144 months	7,180	4,526	2,654
Label redesign costs	52-60 months	1,836	235	1,601
Goodwill and Intangible assets not subject to amortization:
Goodwill				$37,846
Trademarks				3,010

Amortization expense for other intangible assets was $8.5 million, $10.6 million and $7.6 million for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively. Amortization expense for other intangible assets is estimated to be $3.8 million in fiscal 2017, $2.2 million in fiscal 2018, $1.8 million in fiscal 2019, $1.2 million in fiscal 2020, $0.6 million in fiscal 2021 and $1.0 million thereafter.

Capitalized Software Costs.   The Company capitalizes costs associated with the development of software for internal use pursuant to ASC Topic 350-40 “Intangibles – Goodwill and Other – Internal use software” and amortizes the costs over a 3 to 5-year period. These costs were $15.1 million and $12.4 million (net of accumulated amortization of $57.9 million and $56.8 million) at October 1, 2016 and October 3, 2015, respectively, and are included in other assets in the consolidated balance sheets. Costs incurred in planning, training and post-implementation activities are expensed as incurred.

Long-Lived Asset Groups.   The Company reviews long-lived asset groups for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An asset group is the unit of accounting for a long-lived asset or assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to expected future cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, the carrying amount is compared to fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, the Company assesses whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived asset groups may not be recoverable. In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility (see Part I, Item 1, “Business – Recent Developments – Dairy Divisions” for additional discussion). Due to the closure of this facility, land, building and leasehold improvements totaling $5.4 million have been reclassified to assets held for sale on our consolidated balance sheets at October 1, 2016. We evaluated these assets for impairment at October 1, 2016, and we concluded there was no impairment of these assets as we are actively marketing these assets and have received offers in excess of their carrying amount. In addition, this facility had equipment with a net book value of $2.2 million, and we sold $0.9 million of these assets subsequent to the closure of the facility. The remaining $1.3 million of equipment was deemed to be impaired and we accordingly wrote off the remaining equipment during the fourth quarter of fiscal 2016. Other than the foregoing, the Company concluded that there were no material events or significant changes in circumstances that led to impairment during fiscal 2016 and 2015.

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

The Company’s vendor direct arrangements (recorded net) totaled $100.8 million, $117.0 million and $112.4 million for the years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively.

Vendor Funds.  The Company receives funds from many of the vendors whose products the Company buys for resale to its Members. These vendor funds are provided to increase the sell-through of the related products. The Company receives funds for a variety of merchandising activities: placement of vendors’ products in the Members’ advertising; placement of vendors’ products in prominent locations in the Members’ stores; introduction of new products into the Company's distribution system and Members’ stores; exclusivity rights in certain categories that have slower-turning products; and to compensate for temporary price reductions offered to customers on products held for sale at Members’ stores.

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

Shipping and Handling Costs.    Costs for shipping and handling are included as a component of distribution, selling and administrative expenses. Shipping and handling costs were $232.7 million, $245.1 million and $224.9 million for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively.

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

Recently Adopted and Recently Issued Authoritative Accounting Guidance

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”). The amendments in ASU No. 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2016-18 commencing in the first quarter of fiscal 2019. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU No. 2016-16”). ASU No. 2016-16 requires recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2016-16 commencing in the first quarter of fiscal 2019. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” (“ASU No. 2016-15”). ASU No. 2016-15 clarifies how certain cash receipts and payments should be presented in the statement of cash flows. ASU No. 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2016-15 commencing in the first quarter of fiscal 2019. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU No. 2016-13”). ASU No. 2016-13 requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected by using a valuation account to deduct credit loss allowances from the amortized cost basis of the financial asset(s). In addition, credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption of ASU No. 2016-13 is permitted. The Company will adopt ASU No. 2016-13 commencing in the first quarter of fiscal 2021. The Company is currently assessing the impact this standard may have on its financial statements and the related expansion of its footnote disclosures.

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

In conjunction with the findings of the Audit Committee Investigation, and in consultation with outside actuarial professionals engaged by the Audit Committee and by the Company, management concluded that errors existed in the insurance reserves reported within the Company’s previously issued financial statements. Management determined that the quantitative effect and qualitative nature of the errors did not require restatement and re-issuance of previously issued financial statements. As noted in Note 3, “Assets Held for Sale/Discontinued Operations,” the Company’s Insurance segment was sold on October 7, 2015 and is no longer part of the Company’s continuing operations.

Case Reserve Practices

The Company determined, in conjunction with the findings of the Audit Committee Investigation that during fiscal year 2014 and the prior periods presented in its Annual Report on Form 10-K for the fiscal year ended October 3, 2015, the case reserving practices and related accounting within the former insurance subsidiaries deviated from the established policy of setting case reserves at the best estimate of ultimate cost. The lack of compliance with the former insurance subsidiaries’ policy and inconsistent practices over time introduced errors into the actuarial models which determined overall loss reserves, and thus management concluded that a portion of the increases of required reserves experienced in 2013 and 2014 should have been accounted for in prior periods.

Extensive actuarial analysis was performed in order to estimate the error component of the insurance reserves, and the resulting calculation of the cumulative pre-tax and after tax error. In order to correct the insurance reserves errors, the discontinued operations of Springfield Insurance Company (one of the Company’s former insurance subsidiaries) for the fiscal year ended September 27, 2014, included cumulative additional expense for insurance reserves applicable to prior fiscal periods on a pre-tax and after tax basis of approximately $2.0 million and $1.9 million, respectively. Had this expense been recorded in the proper periods, pre-tax and after tax earnings (loss) from discontinued operations for fiscal 2014 would have been $4.2 million and $2.1 million higher, respectively; pre-tax and after tax earnings (loss) for fiscal

2013 would have been $2.9 million and 1.9 million higher, respectively; and retained earnings as of September 30, 2012 would have been $6.0 million lower. Management determined that the quantitative effect and qualitative nature of the errors do not require restatement and re-issuance of previously issued financial statements.

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

Associated Costs

The Company incurred approximately $2.8 million and $5.5 million in expenses through the fiscal years ended October 1, 2016 and October 3, 2015, respectively, in connection with the Audit Committee Investigation. Approximately $0.1 million and $0.7 million of these expenses were included in the Company’s loss on sale of discontinued operations (see Note 3).

3.    Assets Held For Sale/ Discontinued Operations

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

The Company received $26.2 million in cash proceeds for the Acquired Companies, representing an agreed-upon discount to the Tangible Book Value (“TBV”), which was calculated as defined in the Stock Purchase Agreement. In May 2016, AmTrust delivered to the Company a final closing statement, including its calculation of the TBV as of the Closing Date. The final purchase price was adjusted to reflect an increase in the purchase price of $0.4 million between the estimated TBV as of the Closing Date and the actual TBV as of the Closing Date.

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

For the year ending October 1, 2016, the Company had net earnings of $0.3 million attributable to its discontinued operations. As indicated above, in May 2016, the final purchase price was adjusted to reflect an increase in the purchase price of $0.4 million between the estimated TBV as of the Closing Date and the actual TBV as of the Closing Date. In addition, approximately $0.1 million of Audit Committee Investigation expenses (see Note 2) were included in the Company’s loss on sale of discontinued operations.

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

During fiscal 2016, AmTrust provided the Company with quarterly reports on the Earn-Out calculations. As described above, the Earn-Out is calculated as a percentage of the written policies related to the Company and customers of UGIS at the time of the sale. The policies written cover a one-year period from the date of the policy. The Company recorded the future Earn-Out on a straight line basis from the period for which the policies were written. In fiscal 2016, the Earn-Out recognized was a pro-rated amount of $0.6 million of the $0.8 million earned. The Company believes there is a potential for reserves to deteriorate, with our potential exposure limited as defined above by the terms of the Stock Purchase Agreement. AmTrust performs its actuarial studies once a year as of December 31. The first reserve measurement impacting the Company’s sale agreement with AmTrust will not take place until December 31, 2016. The Company’s maximum potential exposure at October 1, 2016 as a result of adverse development was determined to be $1.6 million ($1.0 million in potential purchase price adjustment that would be reflected in discontinued operations and $0.6 million related to the Earn-Out Payments that would be reflected in continuing operations). The Company believes reserves were adequate at the time of the sale and has not received sufficient information from AmTrust to determine the amount of adverse development that has occurred, if any. The Company has begun discussions with AmTrust regarding the management of claims and how to improve results. Accordingly, the Company has concluded that a loss reserves accrual representing a purchase price or Earn-Out adjustment would not be appropriate at this time, as such amount is not reasonably estimable.

The Company’s historical financials have been revised to present the operating results of the Acquired Companies as discontinued operations.

Summarized results of the discontinued operations are as follows for the years ended October 3, 2015 and September 27, 2014:

(dollars in thousands)	October 3, 2015	September 27, 2014
Revenue	$12,151	$17,178
Loss from discontinued operations	(3,701)	(7,895)
Provision (benefit) for income taxes	—	(2,914)
Loss from discontinued operations net of tax	$(3,701)	$(4,981)

The operating results of the Acquired Companies were historically reported as the results of operations included in the Insurance segment.

Assets and liabilities identifiable within the Acquired Companies are reported as “Assets held for sale – current” and “Liabilities held for sale – current,” respectively, in the Company’s consolidated balance sheets. The major classes of assets and liabilities of the held-for-sale discontinued operations as of October 3, 2015 are as follows:

(dollars in thousands)	October 3, 2015
Cash	$8,429
Accounts receivable, net of allowance for bad debt	2,715
Prepaid expenses	676
Property, plant & equipment, net	1,351
Investments	85,052
Other assets	27,681
Assets held for sale - current	$125,904

Accounts payable	$592
Accrued liabilities	97,619
Other reserves	1,471
Liabilities held for sale - current	$99,682

Statements of Cash Flows for the discontinued operations for the last two fiscal years:

	October 3, 2015 (53 weeks)	September 27, 2014 (52 weeks)
Cash flows from discontinued operating activities:
Net loss	$(3,701)	$(4,981)
Adjustments to reconcile net loss to net cash provided by discontinued operating activities:
Depreciation and amortization	289	263
(Increase) decrease in assets:
Accounts receivable	7,452	266
Prepaid expenses and other current assets	(81)	(73)
Increase (decrease) in liabilities:
Accounts payable	(133)	148
Accrued liabilities	(1,319)	(340)
Long-term liabilities, other	3,313	12,641
Net cash provided by discontinued operating activities	5,820	7,924
Cash flows from investing activities:
Purchases of securities and other investments	(34,507)	(61,292)
Proceeds from maturities or sales of securities and other investments	37,032	63,420
(Increase) decrease in other assets	(7,013)	(10,366)
Net cash utilized by discontinued investing activities	(4,488)	(8,238)
Cash flows from financing activities:

Net cash provided by discontinued financing activities	—	—
Net increase (decrease) in cash and cash equivalents from discontinued operations	1,332	(314)
Cash and cash equivalents at beginning of year	7,097	7,411
Cash and cash equivalents at end of year	$8,429	$7,097

Assets Held for Sale

In July 2016, the Company ceased operating its Southern California Dairy Division manufacturing facility (see Part I, Item 1, “Business – Recent Developments – Dairy Divisions” for additional discussion). Due to the closure of this facility, land, building and property improvements totaling $5.4 million have been reclassified to assets held for sale on the accompanying consolidated balance sheets at October 1, 2016. Management believes the carrying amount of such assets will be recovered principally through a sale transaction rather than continuing use and the sale of the assets (or disposal group) is probable, and transfer of the assets (or disposal group) is expected to qualify for recognition as a completed sale within one year. The Company evaluated these assets for impairment at October 1, 2016 and concluded there was no impairment of these assets as the Company is actively marketing these assets and has received offers in excess of their carrying amount. In addition, this facility had equipment with a net book value of $2.2 million, and the Company sold $0.9 million of these assets subsequent to the closure of the facility. The remaining $1.3 million of equipment was deemed to be impaired and the Company accordingly wrote-off the remaining equipment during the fourth quarter of fiscal 2016.

4.    Properties and Equipment

Properties and equipment, stated at cost, consisted of the following:

(dollars in thousands)
	October 1, 2016	October 3, 2015
Land	$57,761	$59,753
Buildings and leasehold improvements	132,400	143,692
Equipment	104,756	127,715
Equipment under capital leases	3,575	2,130
	298,492	333,290
Less accumulated depreciation and amortization	148,986	169,482
	$149,506	$163,808

Consolidated depreciation and amortization expense related to properties and equipment was $14.9 million, $14.0 million and $13.8 million for the years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively.

Amortization expense related to capital leases was $0.7 million and $0.1 million for the years ended October 1, 2016 and October 3, 2015, respectively. There was no amortization expense related to capital leases for the fiscal year ended September 27, 2014.

In July 2016, the Company ceased operating its Southern California Dairy Division manufacturing facility (see Part I, Item 1, “Business – Recent Developments – Dairy Divisions” for additional discussion). Due to the closure of this facility, land, building and property improvements totaling $5.4 million, net of accumulated depreciation, have been reclassified to assets held for sale on the accompanying consolidated balance sheets at October 1, 2016. See Note 3 for additional discussion.

5.    Investments

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
October 1, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$12,729
Total investments				$12,729

(dollars in thousands)
October 3, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$13,069
Total investments				$13,069

During the fiscal years ended October 1, 2016 and October 3, 2015, the Company did not hold any trading or held-to-maturity securities.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Dividend income	$11	$6	$—
	11	6	—
Less investment expenses	—	—	—
	$11	$6	$—

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting. The Company evaluated its equity investments for impairment as of October 1, 2016 and October 3, 2015, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $8.6 million and $9.0 million at October 1, 2016 and October 3, 2015, respectively. Western Family is a private company located in Oregon from which the Company purchases food and general merchandise products. The investment represents approximately a 17.2% ownership interest at October 1, 2016 and October 3, 2015, respectively. The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family. The investment is accounted for using the equity method of accounting.

In June 2016, Western Family reached an agreement with Topco Associates, LLC (“Topco”) authorizing Topco to procure, manage and market Western Family’s private label brands, including the Western Family and Natural Directions national brand equivalent corporate brands that are sold through the Company. Western Family will continue to own its private label brands and Unified will continue its ownership in Western Family. Western Family announced that the transition of procurement and marketing to Topco will take several months, with all orders and invoices continuing through Western Family until that time. When the transition of the products is complete, Western Family’s headquarters in Oregon will close and Western Family will lay off the majority of its workforce. In conjunction with its agreement with Topco, Western Family provided its investors an estimate of the anticipated costs for the closure of its headquarters, and the Company has accordingly reduced its investment in Western Family by its proportionate share of such costs in the amount of $0.4 million.

As discussed in Part I, Item 1, “Business – Products – Corporate Brands,” the Company currently sells products under national brand equivalent and value-oriented corporate brands. During fiscal 2016, the Company joined Topco, a cooperative, concurrent with an investment of $60 thousand in Topco’s capital stock. Topco is a privately held company headquartered in Illinois that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies. Commencing in the fourth quarter of fiscal 2016, the Company began transitioning to Topco as its primary supplier for the Company’s Springfield national brand equivalent corporate brand and its value-oriented Special Value corporate brand products. In addition, Topco will serve as the Company’s sole-source supplier for general merchandise and health and beauty care products under its TopCare label. The investment is accounted for using the cost method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative and therefore its participants are required to own its Class B common stock. The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both October 1, 2016 and October 3, 2015. The Company recognized $11 thousand and $6 thousand of dividend income from NCB in fiscal years 2016 and 2015, respectively. The Company did not recognize dividend income from NCB in fiscal year 2014.

6.    Accrued Liabilities

Accrued liabilities are summarized as follows:

(dollars in thousands)
	October 1, 2016	October 3, 2015
Accrued wages, current portion of retirement benefits and related taxes	$32,671	$32,156
Accrued income and other taxes payable	1,585	2,185
Accrued promotional liabilities	2,338	2,588
Other accrued liabilities	7,737	9,358
	$44,331	$46,287

7.    Notes Payable

The Company’s notes payable and scheduled maturities are summarized as follows:

(dollars in thousands)
	October 1, 2016	October 3, 2015
Secured revolver borrowings under credit agreements	$152,600	$161,800
Secured term loan borrowings under credit agreement	82,500	92,500
Secured FILO borrowings under credit agreement	15,485	20,714
Obligations under capital leases	2,891	2,097
Other debt agreements	756	1,434
Total notes payable	254,232	278,545
Less portion due within one year	24,491	16,960
	$229,741	$261,585

Maturities of notes payable as of October 1, 2016 are:

(dollars in thousands)
Fiscal year
2017	$24,491
2018	90,665
2019	138,330
2020	708
2021	38
Thereafter	—
$254,232

Secured Credit Agreements

Credit Agreement

The Company is party to an Amended and Restated Credit Agreement dated as of June 28, 2013, as amended by the First Amendment and Consent dated as of June 27, 2014 and as further amended by the Second Amendment, Consent and Lender Joinder dated as of December 18, 2014, the Consent dated as of June 26, 2015 and the Consent dated as of December 28, 2015 (as so amended, the “Credit Agreement”), among the Company, Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent (“Administrative Agent”), and the lenders party thereto. The Credit Agreement originally provided for a revolving credit facility with total commitments in the principal amount of $275 million and a term loan in the amount of $40.9 million. Certain capitalized terms used in this description of the Credit Agreement have the meanings given to them in the Credit Agreement.

On June 27, 2014, the Company entered into a First Amendment and Consent (the “First Amendment”) with Wells Fargo, as Administrative Agent, and the lenders party thereto, modifying the Credit Agreement. The First Amendment provided for a modification of the excess availability calculations under the Credit Agreement to accommodate normal seasonal working capital needs in the period from June 27, 2014 to January 15, 2015. The First Amendment did not change the $275 million maximum amount that could have been borrowed under the Credit Agreement, but did provide additional flexibility under certain provisions of the Credit Agreement and increased the aggregate amount of permitted credit facilities of the Company’s finance and former insurance subsidiaries from $25 million to $30 million. The Amendment, except as expressly stated, did not modify the Credit Agreement and other loan documents, which remained unmodified and in full force and effect.

On December 18, 2014, the Company entered into a Second Amendment, Consent and Lender Joinder (the “Second Amendment”) among the Company (excluding our wholly-owned finance subsidiary and our former insurance subsidiaries), Wells Fargo, as Administrative Agent, and the lenders party thereto. The Second Amendment amended the existing Credit Agreement.

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

The Second Amendment added a “first-in last-out” tranche (the “FILO Facility”) to the Revolver, with all other revolving loans constituting the “Tranche A Facility.” The maximum amount of the FILO Facility (the “FILO Maximum Revolver Amount”) is $21.4 million, reduced by $0.6 million per month from the first anniversary of the Second Amendment to the second anniversary of the Second Amendment, reduced by $1.2 million per month from the second anniversary of the Second Amendment to the third anniversary of the Second Amendment, and reduced to zero on the third anniversary of the Second Amendment. The maximum amount of the Tranche A Facility (the “Tranche A Maximum Revolver Amount”) is the Maximum Revolver Amount (as defined above) minus the FILO Maximum Revolver Amount.

The Credit Agreement matures June 28, 2018. The purpose of the Revolver is to finance working capital and other general corporate needs, which may include capital expenditures and Permitted Acquisitions (as defined in the Credit Agreement). The purpose of the Term Loan was for prepayment of the entire remaining balance of the Company’s senior secured notes pursuant to its Amended and Restated Note Purchase Agreement dated as of January 3, 2006, as amended (the “Senior Note Agreement”), with the then-current noteholders and John Hancock Life Insurance Company (U.S.A.) (“John Hancock”), acting in its capacity as collateral agent for the then-current noteholders (the “Hancock Debt”), and for payment of fees and expenses related to the repayment of the Hancock Debt, and (to the extent of any proceeds of the Term Loan remaining after payment of the Hancock Debt) for the same purposes as the Revolver. The Term Loan is subject to prepayment, if any appraisal of the Term Loan Real Estate shows the outstanding balance of the Term Loan exceeds 60% of the appraised value of the Term Loan Real Estate, in the amount of such excess. The Second Amendment added to the Term Loan Real Estate certain real property of the Company that had secured the Hancock Debt. The principal of the Term Loan is to be repaid monthly beginning January 31, 2015, in an amount per month of $0.8 million (changed by the Second Amendment from an amount per month of $0.4 million, payment of which was due beginning July 31, 2013).

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

Borrowings under the Revolver may be made as revolving loans, swing line loans or letters of credit. The Revolver provides for loans up to the sum of (i) the lesser of (A) the Tranche A Maximum Revolver Amount less the sum of any outstanding letter of credit usage plus swing line loans plus reserves as may be established by the Administrative Agent and (B) the amount equal to the Tranche A Borrowing Base at such date (based upon the most recent Borrowing Base Certificate delivered by the Company to the Administrative Agent) less the sum of any outstanding letter of credit usage plus any outstanding swing line loans (“Tranche A Availability”), and (ii) the lesser of (A) the FILO Maximum Revolver Amount and (B) the amount equal to the FILO Borrowing Base as of such date (based upon the most recent Borrowing Base Certificate delivered by the Company to the Administrative Agent) (“FILO Availability”) . The Borrowing Base is calculated as 85% of all Eligible Accounts (primarily accounts receivable) less any Dilution Reserve, plus the lesser of (a)

70% of Eligible Inventory or (b) 90% of the Net Recovery Percentage of Eligible Inventory, less reserves, if any, established by the Administrative Agent. The FILO Borrowing Base is calculated as 5% of all Eligible Accounts, plus the lesser of (a) 5% of Eligible Inventory or (b) 5% of the Net Recovery Percentage of Eligible Inventory. All Revolving Loans at any time outstanding are allocated first to the FILO Revolving Loan Commitments up to the amount of FILO Availability, and then to the Tranche A Revolving Loan Commitments.

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

The Credit Agreement is an amended and restated agreement of the previous credit agreement dated as of October 8, 2010, as amended, restated, supplemented or otherwise modified from time to time prior to June 28, 2013. Therefore, in accordance with ASC section 470-50-40 Debt – Modification and Extinguishments – Derecognition (“ASC 470”), the Company in fiscal 2013 accounted for the Credit Agreement as a modification of debt. Accordingly, unamortized deferred financing fees pertaining to the previous credit agreement ($1.4 million) are being amortized through the maturity date of the Credit Agreement (June 28, 2018).

The Company’s outstanding revolver borrowings under the Credit Agreement decreased to $137.6 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 3.05% per annum) from $161.8 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 1.99% per annum). The Company’s outstanding term loan borrowings under the Credit Agreement were $82.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.52% per annum) and $92.5 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 2.20% per annum). The Company’s outstanding FILO borrowings under the Credit Agreement were $15.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 4.29% per annum) and $20.7 million at October 3, 2015 (Eurodollar and Base Rate Loans at a blended average rate of 3.20% per annum). As of October 1, 2016, the Company was in compliance with all applicable financial covenants of the Credit Agreement.

On December 28, 2015, we entered into a consent and waiver (the “Consent”) in which the Administrative Agent and the Lenders consented to the extension to June 30, 2016 (previously December 31, 2015 pursuant to the consent and waiver dated June 26, 2015) of the deadline for delivery of the annual financial statements required pursuant to the Credit Agreement and certain certificates and information required by the Credit Agreement to be delivered with financial statements required pursuant to the Credit Agreement. The annual financial statements and associated required certifications were delivered to the Administrative Agent and the Lenders on June 1, 2016.

Subsidiary Financing Arrangement

The Company’s wholly-owned finance subsidiary, GCC, is party to an Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 as amended by Amendment Number One dated as of June 26, 2015 and further amended by Amendment Number Two dated as of September 23, 2016 (as so amended, the “GCC Loan Agreement”), by and among GCC, the lenders party thereto, and ZB, N.A., dba California Bank & Trust (“CBT”), as Arranger and Administrative Agent. The GCC Loan Agreement amended and restated the existing loan agreement dated as of September 24, 2010, as amended or otherwise modified from time to time prior to September 26, 2014. The GCC Loan Agreement provides for a revolving credit facility with total commitments in the principal amount of $25.0 million. Borrowings under the GCC Loan Agreement may not exceed the amount equal to the Borrowing Base at such date (based upon the most recent Borrowing Base Certificate delivered by GCC to the Administrative Agent). The Borrowing Base is calculated as 80% of GCC’s eligible notes receivable (certain notes receivable restricted to 50%), less any reserves as may be established by the Administrative Agent. The GCC Loan Agreement matures on December 31, 2016. Certain capitalized terms used in this description of the GCC Loan Agreement have the meanings given to them in the GCC Loan Agreement. Borrowings under the GCC Loan Agreement are utilized to fund loans to the Company’s customers and for GCC’s general corporate purposes, including customary financing and operating activities.

GCC entered into Amendment Number One to Amended and Restated Loan and Security Agreement (the “GCC Amendment No. 1”), dated as of June 26, 2015, by and among GCC, the lenders party thereto, and CBT, as Arranger and Administrative Agent. The GCC Amendment No. 1 amends the GCC Loan Agreement to modify certain provisions relating to borrowing procedures and number of loan requests, as well as to permit CBT to fund as sole lender certain short term advances thereunder. See Item 1.01. “Entry into a Material Definitive Agreement – Grocers Capital Company Amended and Restated Loan and Security Agreement” and Item 2.03. “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of our Current Report on Form 8-K, filed on July 2, 2015, for additional information.

GCC entered into Amendment Number Two to Amended and Restated Loan and Security Agreement (the “GCC Amendment No. 2”), dated as of September 23, 2016, by and among GCC, the lenders party thereto, and CBT, as Arranger and Administrative Agent. The GCC Amendment No. 2 amends the GCC Loan Agreement to modify the maturity date of the agreement from September 30, 2016 to December 31, 2016. See Item 1.01. “Entry into a Material Definitive Agreement – Grocers Capital Company Amended and Restated Loan and Security Agreement” and Item 2.03. “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of our Current Report on Form 8-K, filed on September 28, 2016, for additional information.

On December 28, 2015, GCC received consent from CBT for the GCC Loan Agreement to extend the due date of the covenant requirement to deliver the Company’s consolidated audited financial statements, which was previously December 31, 2015, to June 30, 2016. See Item 1.01. “Entry into a Material Definitive Agreement – Amendment of Amended and Restated Credit Agreement” and “ – Grocers Capital Company Amended and Restated Loan and Security Agreement” of the Company’s Current Report on Form 8-K, filed on December 29, 2015, for additional information. The consolidated audited financial statements and associated certifications of the Company were delivered to CBT on June 1, 2016.

The GCC Loan Agreement provides for revolving loans. At the election of GCC, revolving loans shall bear interest at the LIBOR Rate or the Base Rate, plus an interest rate margin. The interest rate margin for LIBOR Rate loans is 3.00% per annum. The interest rate margin for Base Rate loans is 0.75% per annum. Undrawn portions of the commitments under the GCC Loan Agreement bear commitment fees at the rate of 0.25% per annum. GCC had revolving loan borrowings of $15.0 million and zero under the GCC Loan Agreement bearing an interest rate of 4.00% (3.25% prime plus 0.75% interest rate margin), outstanding at October 1, 2016 and October 3, 2015, respectively.

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

GCC is subject to negative covenants limiting permitted indebtedness, liens, investments, acquisitions, restricted payments and certain other matters. As of October 1, 2016, the Company was not in violation of any applicable financial covenants of the GCC Loan Agreement.

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

On December 18, 2014, the Company prepaid in full the Hancock Debt. The Company prepaid principal and interest on the Hancock Debt in the amount of $48.5 million, and paid the applicable Make-Whole Amount of $3.0 million, as calculated per the Senior Note Agreement, in connection with the prepayment. See Item 1.01. “Entry into a Material Definitive Agreement – Amendment and Restatement of Credit Facility” of the Company’s Current Report on Form 8-K, filed on December 19, 2014, for additional information.

Other Debt Agreements

During fiscal 2013, the Company entered into three secured credit facilities to finance our purchase of tractors. These agreements bear interest at a rate of 2.2% and mature in fiscal 2018. At October 1, 2016 and October 3, 2015, the outstanding loan balance under these three agreements totaled $0.8 million and $1.4 million, respectively.

Standby Letters of Credit

The Company had zero and $1.5 million in standby letters of credit outstanding at October 1, 2016 and October 3, 2015, respectively, to secure various bank, insurance and vendor obligations.

8.    Long-term Liabilities, Other

Long-term liabilities, other are summarized as follows:

(dollars in thousands)
	October 1, 2016	October 3, 2015
Pension and postretirement benefit liabilities	$178,315	$154,257
Other long-term liabilities	6,887	6,923
	$185,202	$161,180

9.    Leases

Capital and Operating Leases

The Company has entered into operating leases and non-cancelable capital leases for warehouse, transportation and data processing equipment.

The Company has also entered into operating leases for approximately 20 retail supermarkets. The majority of these locations are subleased to various Members of the Company. The operating leases and subleases are non-cancelable, renewable in certain instances, include purchase options that are not bargain purchase options, and require payment of real estate taxes, insurance and maintenance.

Rent expense for operating leases was $20.0 million, $18.1 million and $18.3 million for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively. Sublease rental income was $4.5 million, $3.9 million and $4.1 million for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively.

Minimum rentals on equipment under capital leases and properties leased by the Company, including properties subleased to third parties, as of October 1, 2016, are summarized as follows:

(dollars in thousands)
Fiscal year	Capital Leases	Operating Leases
2017	$755	$22,681
2018	755	18,261
2019	755	13,276
2020	718	9,323
2021	38	5,974
Thereafter	—	6,659
Total minimum lease payments	3,021	$76,174
Less: amount representing interest	(130)
Present value of net minimum lease payments	2,891
Less: current installments of obligations under capital leases	(699)
Obligations of capital leases excluding current installments	$2,192

Future minimum sublease rental income on operating leases as of October 1, 2016 is summarized as follows:

(dollars in thousands)
Fiscal year	Operating Leases
2017	$4,769
2018	3,449
2019	3,291
2020	2,655
2021	1,254
Thereafter	3,590
Total future minimum sublease income	$19,008

Lease Guarantees

At October 1, 2016, the Company was not contingently liable with respect to any lease guarantees as indicated in the table below.

(dollars in thousands)
Remaining Lease Term	Guaranteed Leases
Less than 1 year	$—
1-3 years	—
4-5 years	—
More than 5 years	—
Total lease guarantees	$—

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

10.    Income Taxes

The significant components of income tax (benefit) expense are summarized as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Federal:
Current	$(3,921)	$(635)	$(7,842)
Deferred	4,093	(3,245)	7,399
Total federal	172	(3,880)	(443)
State:
Current	105	101	262
Deferred	(43)	(172)	1,689
Total state	62	(71)	1,951
Income taxes	$234	$(3,951)	$1,508

The effects of temporary differences and other items that give rise to deferred tax assets and liabilities are presented below:

(dollars in thousands)
	October 1, 2016	October 3, 2015
Deferred tax assets:
Accounts receivable	$1,526	$1,636
Accrued benefits	73,155	59,513
Lease reserves	1,279	897
Insurance reserves	—	3,405
Net operating loss carry forwards	12,851	17,772
Deferred patronage loss	10,695	10,714
Non-qualified written notice of allocation	7,803	10,989
Deferred loss on sale of discontinued operations	9,102	527
Inventory reserve	933	1,801
Credits	3,316	3,316
Interest capitalization	243	250
Deferred revenue	628	185
Other	2,304	1,853
Total gross deferred tax assets	$123,835	$112,858
Less: Valuation allowance	(41,434)	(29,322)
Total deferred tax assets net of valuation allowance	$82,401	$83,536
Deferred tax liabilities:
Depreciation of properties and equipment	$37,533	$36,202
Market value adjustment	1,326	1,031
Capitalized software	6,205	4,520
Deferred state taxes	696	681
Other	287	698
Total gross deferred tax liabilities	$46,047	$43,132
Net deferred tax assets	$36,354	$40,404

The Company had net deferred tax assets of $36.4 million and $40.4 million, of which $4.1 million and $9.2 million are classified as deferred income taxes in current assets and $32.3 million and $31.2 million are included in other assets in the consolidated balance sheets as of October 1, 2016 and October 3, 2015, respectively.

A valuation allowance is required to be provided to reduce the deferred tax assets to a level which, more likely than not, will be realized. The Company’s net deferred tax assets of approximately $36.4 million and $40.4 million were reduced by tax valuation allowances of $41.4 million and $29.3 million at October 1, 2016 and October 3, 2015, respectively. Management evaluated the available positive and negative evidence in determining the realizability of the net deferred tax assets at October 1, 2016 and October 3, 2015 and concluded it is more likely than not that the remaining deferred tax assets after applying the valuation allowances should be realized through future operating results, the reversal of taxable temporary differences, and tax planning strategies.

ASC 220, “Comprehensive Income,” requires an entity to disclose the amount of income tax expense or benefit allocated to each component of other comprehensive income (“OCI”) where these components are displayed. ASC 740, “Income Taxes,” prescribes an accounting model known as “intraperiod tax allocation” for allocating an entity’s annual income tax provision among continuing operations and other components, including OCI and discontinued operations. Pursuant to this guidance, the difference between total income tax expense or benefit from all components and the income tax expense or benefit from continuing operations is the incremental effect of items other than income from continuing operations. When a change in valuation allowance is directly attributable to an item of income or loss other than continuing operations, the tax consequence may be allocated to that other category of income or loss. Accordingly, $10.9 million and $13.4 million of valuation allowance have been recorded in OCI as of the fiscal years ended October 1, 2016 and October 3, 2015, respectively. Additionally, zero and $2.2 million of valuation allowance have been recorded to discontinued operations as of the fiscal years ended October 1, 2016 and October 3, 2015.

The Company had tax-effected federal net operating loss carryforwards of approximately $11.2 million and $15.9 million and state net operating loss carryforwards of approximately $1.7 million and $1.9 million as of the fiscal years ended

October 1, 2016 and October 3, 2015, respectively. A portion of the federal net operating loss is being carried forward under Internal Revenue Code Section 382 and expires in fiscal 2019 for federal income taxes. The remaining federal net operating loss carryforwards begin to expire in fiscal 2033. The state net operating loss carryforwards begin to expire in fiscal 2017.

The (benefit) provision for income taxes at the Company’s effective tax rate differed from the provision for income taxes at the federal statutory rate (34% in 2016, 2015 and 2014) as follows:

(dollars in thousands)
	Fiscal Years Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Federal income tax (benefit) expense at the statutory rate	$(2,519)	$(6,323)	$368
State income taxes, net of federal income tax benefit	41	(47)	1,288
Life insurance	(508)	539	(423)
Adjustment to prior year tax liabilities	—	(104)	442
Meals and entertainment	60	85	122
Valuation allowance	3,994	2,436	—
Liability for unrecognized tax benefits	(462)	(418)	(458)
Other, net	(372)	(119)	169
Provision (benefit) for income taxes	$234	$(3,951)	$1,508

At October 1, 2016, management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its recognized tax positions. The Company continues to recognize interest and penalties accrued related to unrecognized tax benefits and penalties within its provision for income taxes. The Company had no material interest and penalties accrued at October 1, 2016.

As of October 1, 2016, the Company is subject to income tax examinations for its U.S. federal income taxes for fiscal years 2013 and thereafter and for state and local income taxes for fiscal years 2012 and thereafter. The Company is currently not under audit for any of its income tax jurisdictions.

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

•

Southern California Dairy Division: Prior to July 2016, patronage earnings attributable to the Southern California Dairy Division had been derived primarily from sales of products manufactured at a milk and fruit drink bottling plant located in Los Angeles, California. Patronage dividends for this division were paid solely to Members who purchased dairy and other related products from the Southern California Dairy Division. We ceased operating this facility in July 2016 but continue to offer fluid milk and other products, including our private label brands, to our Members and customers through a vendor direct arrangement with Dean Foods Company. Coincident with this change, the Company no longer pays patronage dividends on products supplied by Dean Foods Company.

•

Pacific Northwest Dairy Division: Patronage earnings attributable to the Pacific Northwest Dairy Division had been derived from sales of dairy products manufactured by third party suppliers located in Oregon and Washington. Patronage dividends for this division were paid solely to Members who purchased dairy products from the Pacific Northwest Dairy Division. In conjunction with the changes to the Southern California Dairy Division discussed above, the Pacific Northwest Dairy Division no longer pays patronage dividends on sales of dairy products after May 2016.

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

The following table summarizes the patronage dividends distributed by Unified during the past three fiscal years.

(dollars in thousands)
Division	2016	2015	2014
Cooperative	$—	$—	$—
Southern California Dairy	6,039	6,450	8,530
Pacific Northwest Dairy	461	784	865
Total	$6,500	$7,234	$9,395

For fiscal 2016, 2015 and 2014, there were no Cooperative Division patronage earnings available for distribution.

The financial statements reflect patronage dividends earned by Members as of the fiscal year ended October 1, 2016.

Patronage dividends produced by the dairy divisions were paid quarterly and were paid in cash.

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

Ownership and Exchange of Shares

The Class A and Class B Shares are issued by Unified to its Members, and repurchased by the Company from its Members, a process referred to as the exchange of shares, in each case from time to time at the discretion of the Board and in accordance with the Company’s share purchase requirements and at a price (the “Exchange Value Per Share”) based on a formula approved by the Board. The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings, excluding non-allocated retained earnings. The Exchange Value Per Share, as currently calculated, is equal to Book Value (as defined below) divided by the number of Class A and Class B Shares outstanding at the end of the fiscal year, excluding shares tendered for redemption. “Book Value” is computed based on (1) the fiscal year end balance of Class A and Class B Shares, excluding the redemption value of unredeemed shares tendered for redemption, plus (2) retained earnings, excluding non-allocated retained earnings.

There is no established public trading market for the Company’s shares. The Exchange Value Per Share is not intended to and should not be viewed as the amount for which any of our shares of capital stock or, in the aggregate, the Company or its net assets could be sold or the dollar amount that would be required to replace them.

The Non-Allocated Earnings Program authorizes the Board, in its sole discretion, to retain a portion of the Company's annual earnings from its Non-Patronage Business and not allocate those earnings to the Exchange Value Per Share. The Company retained zero of fiscal 2016, fiscal 2015 and fiscal 2014 non-patronage earnings under the Non-Allocated Earnings Program. The amount retained is not included in computing the issuance and redemption prices of the Class A or Class B Shares. In addition, the Non-Allocated Earnings Program grants the Board the authority to reallocate the non-allocated earnings back to the Exchange Value Per Share. The Non-Allocated Earnings Program authorizes the Board to establish a category of non-allocated equity, but does not restrict the uses of that non-allocated equity. The Board intends to use the non-allocated equity authorized by the Non-Allocated Earnings Program for the same general purposes as the Board uses the Company's retained earnings, including support of the growth of its business, other than the payment of the redemption price of Class A and Class B Shares.

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

Such persons or entities who from time to time may be accepted as new Members of Unified will be required to purchase or subscribe for the purchase of the number of Class A Shares in the manner set forth in the preceding paragraph. The price for these shares is the Exchange Value Per Share of the Company’s outstanding shares at the close of the fiscal year end prior to purchase. At October 1, 2016 and October 3, 2015, the Exchange Value Per Share was $200.27 and $218.27, respectively.

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

Class C Shares

Certain of the Company’s directors hold Class C Shares. Each of such directors purchased one Class C Share for its stated value. Class C Shares are non-voting director qualifying shares, with no rights as to dividends or other distributions, and share in liquidation at their stated value of $10 per share. There are 24 authorized Class C Shares, of which 15 were outstanding as of October 1, 2016 and October 3, 2015.

Class E Shares

Class E Shares were issued as a portion of the Cooperative Division patronage dividends in fiscal years 2003 through 2009, and may be issued as a portion of the Cooperative Division patronage dividends in future periods, as determined annually at the discretion of the Board. The Class E Shares are subject to repurchase by the Company at $100 per share, do not have the potential to appreciate over time above $100 per share, do not accrue interest, and have no voting rights except as required by law. The Board does not intend to declare ordinary dividends on Class E Shares in the future. Class E Shares are transferable only with the consent of the Company, which will normally be withheld except in connection with the transfer of a Member's business to an existing or new Member for continuation of such business. Class E Shares become eligible for repurchase at the discretion of the Board ten years after their date of issuance. Pursuant to the Company’s redemption policy, Class E Shares will not be repurchased for ten years from their date of issuance unless approved by the Board or upon sale or liquidation of the Company, with the outstanding Class E Shares becoming eligible for repurchase between the end of fiscal 2013 and the end of fiscal 2018. Thereafter, shares may be repurchased by the Company subject to the limitations of California General Corporation Law, credit agreements, the Articles of Incorporation and Bylaws, redemption policy and approval by the Board.

Redemption of Class A and Class B Shares and Repurchase of Class E Shares

Unified’s Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement (“Excess Class B Shares”) held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered. The Board considers the redemption of eligible Class A Shares at each board meeting. All other shares eligible for redemption are considered by the Board on an annual basis, usually in December. Class E Shares will only be repurchased upon approval of the Board, and the repurchase price for the Class E Shares is fixed at $100 per share.

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

The following tables summarize the Class A and Class B Shares tendered for redemption, shares converted, shares redeemed, and the remaining number of shares and their aggregated redemption value pending redemption at the fiscal year end of each of the following periods:

(dollars in thousands)
Class A Shares	Tendered	Converted(a)	Redeemed	Remaining	Redemption Value at Fiscal year end
Fiscal 2013				700	$221
Fiscal 2014	10,500		9,800	1,400	$391
Fiscal 2015	7,350		7,000	1,750	$489
Fiscal 2016	3,500		0	5,250	$1,250

(dollars in thousands)
Class B Shares	Tendered	Redeemed	Remaining	Redemption Value at Fiscal year end
Fiscal 2013			78,776	$24,207
Fiscal 2014	29,534	19,267	89,043	$26,841
Fiscal 2015	8,535	2,985	94,593	$28,226
Fiscal 2016	7,231	0	101,824	$29,833

(a)

Typically, a conversion of Class A Shares to Class B Shares occurs when Members combine or a Member purchases another Member, and in order to avoid duplicative holding of Class A Shares, the additional Class A Shares acquired as a result of such activities are converted into Class B Shares.

At the end of fiscal years 2015, 2014 and 2013, Class E Shares issued as a portion of fiscal years 2005, 2004 and 2003 patronage dividends became eligible for repurchase in fiscal years 2016, 2015 and 2014, respectively. During fiscal 2016 and 2015, respectively, the Company repurchased 91,013 and 2,809 Class E Shares at a price of $9.1 million and $0.3 million.

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

The Company also sponsors an Executive Salary Protection Plan III ("ESPPIII") that provides supplemental post-termination retirement income based on each participant's salary and years of service as an officer of the Company. Depending on when the officer became a participant in the ESPPIII, final salary is defined as the highest compensation of the last three years preceding employment separation or the average of the highest five years of compensation out of the last ten years preceding employment separation. The Company has informally funded its obligation to plan participants in a rabbi trust (not considered plan assets for valuation purposes), comprised primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. In accordance with ASC Topic 710, “Compensation – General”, the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company. The assets held in the rabbi trust are not available for general corporate purposes. In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated statement of earnings. The cash surrender value of such life insurance policies aggregated $22.4 million and $20.8 million at October 1, 2016 and October 3, 2015, respectively, and are included in other assets in the Company’s consolidated balance sheets. Mutual funds reported at their estimated fair value of $7.3 million and $10.5 million at October 1, 2016 and October 3, 2015, respectively, are included in other assets in the Company’s consolidated balance sheets. The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $40.2 million and $40.7 million at October 1, 2016 and October 3, 2015, respectively, is recorded in long-term liabilities, other in the Company’s consolidated balance sheets. The rabbi trust is subject to the Company’s creditors’ claims in the event of its insolvency. The ESPPIII accrued benefit cost is included in the pension tables below. However, the trust assets are excluded from ESPPIII plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits”.

Pension (benefit) expense for the Unified Cash Balance Plan and ESPPIII totaled $(1.9) million, $(0.8) million and $5.9 million for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively.

The components of net periodic cost for the Unified Cash Balance Plan and ESPPIII consist of the following (measured at September 30, 2015, 2014 and 2013 for fiscal 2015, 2014 and 2013, respectively):

(dollars in thousands)
	Fiscal Years Ended
Unified Cash Balance Plan	October 1, 2016	October 3, 2015	September 27, 2014
Service cost	$—	$1,289	$4,993
Interest cost	9,265	10,711	11,689
Expected return on plan assets	(14,573)	(16,553)	(16,185)
Amortization of prior service cost	—	—	11
Actuarial loss	1,945	994	1,384
Curtailment loss	—	—	34
Net periodic (benefit) cost	$(3,363)	$(3,559)	$1,926

(dollars in thousands)
	Fiscal Years Ended
ESPPIII	October 1, 2016	October 3, 2015	September 27, 2014
Service cost	$378	$987	$1,241
Interest cost	998	1,409	1,457
Amortization of prior service cost (credit)	(6)	(27)	(27)
Recognized actuarial loss	118	434	1,349
Net periodic cost	$1,488	$2,803	$4,020

The Company’s fiscal 2016 pension benefit includes an approximate $2.1 million charge for the Unified Cash Balance Plan and ESPPIII plan combined as a result of amortizing net prior service credits of $7 thousand and an actuarial loss of $2.1 million from accumulated other comprehensive income into pension expense over the 2016 fiscal year.

The Company’s projected fiscal 2017 pension benefit includes an approximate $3.3 million charge for the Unified Cash Balance Plan and ESPPIII plan combined which are expected to be recognized as a result of amortizing projected net prior service credits of zero and a projected actuarial loss of $3.3 million from accumulated other comprehensive income into pension expense over the 2017 fiscal year.

The combined projected plan benefit obligation for the Unified Cash Balance Plan and ESPPIII is $324.8 million and $305.6 million at the end of the year for fiscal 2016 and 2015, respectively.

The following table sets forth the change in benefit obligation for the Unified Cash Balance Plan and ESPPIII (measured at September 30, 2016 and 2015 for fiscal 2016 and 2015, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Benefit obligation at beginning of year	$264,890	$263,999	$40,698	$41,961
Service cost	—	1,289	378	987
Interest cost	9,265	10,711	998	1,409
Plan amendments	—	—	—	—
Actuarial loss (gain)(a)	29,886	6,090	2,066	121
Benefits paid	(19,406)	(17,199)	(3,957)	(3,780)
Curtailment	—	—	—	—
Benefit obligation at end of year	$284,635	$264,890	$40,183	$40,698

(a)

The actuarial loss in fiscal 2016 for the Unified Cash Balance Plan was primarily due to demographic experience, including assumption changes that included a decrease in the discount rate (from 4.45% to 3.60%). These factors caused the funded position to deteriorate. For the fiscal year end 2016 valuation, as further described below, the Company continues to use the same mortality assumption that was changed in conjunction with the fiscal year end 2015 valuation subsequent to the release of two mortality reports issued by the Society of Actuaries’ Retirement Plans Experience Committee. The actuarial loss in fiscal 2016 for the ESPPIII was primarily due to demographic experience, including assumption changes that included a decrease in the discount rate (from 3.25% to 2.49%).

The following table sets forth the change in plan assets for the Unified Cash Balance Plan and ESPPIII (measured at September 30, 2016 and 2015 for fiscal 2016 and 2015, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	October 1,2016	October 3, 2015	October 1, 2016	October 3, 2015
Fair value of plan assets at beginning of year	$194,946	$218,895	$—	$—
Actual return on plan assets	15,622	(6,750)	—	—
Employer contribution	—	—	3,957	3,780
Benefits paid	(19,406)	(17,199)	(3,957)	(3,780)
Fair value of plan assets at end of year	$191,162	$194,946	$—	$—

The accrued pension and other benefit costs recognized for the Unified Cash Balance Plan and ESPPIII in the consolidated balance sheets are computed as follows:

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Funded status at September 30, 2016 and 2015, respectively (under-funded)	$(93,473)	$(69,944)	$(40,183)	$(40,698)
Net amount recognized	$(93,473)	$(69,944)	$(40,183)	$(40,698)

The following table sets forth the amounts recognized in the consolidated balance sheets for the Unified Cash Balance Plan and ESPPIII (measured at September 30, 2016 and 2015 for fiscal 2016 and 2015, respectively):

(dollars in thousands)
	Unified Cash Balance Plan		ESPPIII
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Prepaid (accrued) benefit cost	$14,624	$11,261	$(32,997)	$(35,466)
Accumulated other comprehensive loss	(108,097)	(81,205)	(7,186)	(5,232)
Net amount recognized	$(93,473)	$(69,944)	$(40,183)	$(40,698)

Total net accrued benefit costs of $133.7 million and $110.6 million at October 1, 2016 and October 3, 2015, respectively, are included in the consolidated balance sheets as follows: $129.8 million and $107.0 million are included in long-term liabilities, other and $3.9 million and $3.6 million are included in accrued liabilities at October 1, 2016 and October 3, 2015, respectively.

The following table reconciles the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Unified Cash Balance Plan:

(dollars in thousands)
Unified Cash Balance Plan							Accumulated Other Comprehensive Income Components
October 1, 2016	Annual Cost (benefit)	Fiscal 2009 ASC 715-20 Measurement Date Adjustments to Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Plan Amendment (Unrecognized Prior Service Cost)	Deferred Actuarial (Gains) /Losses
Beginning balance		$673	$194,946	$(264,890)	$81,205	$—	$81,205
Service cost	$—	—	—	—	—	—	—
Interest cost	9,265	—	—	(9,265)	—	—	—
Actual return loss/(gain)	(15,622)	—	15,622	—	—	—	—
Basic annual cost	(6,357)	—	—	—	—	—	—
Contributions	—	—	—	—	—	—	—
Benefits paid	—	—	(19,406)	19,406	—	—	—
Deferrals
Unexpected return adjustment	1,049	—	—	—	(1,049)	—	(1,049)
Unrecognized actuarial loss/(gain)	—	—	—	(29,886)	29,886	—	29,886
Plan Amendments - curtailment	—	—	—	—	—	—	—
Amortization
Prior service cost	—	—	—	—	—	—	—
Unrecognized actuarial loss/(gain)	1,945	—	—	—	(1,945)	—	(1,945)
Curtailment loss	—	—	—	—	—		—
Ending balance	$(3,363)	$673	$191,162	$(284,635)	$108,097	$—	$108,097

The following table reconciles the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the ESPPIII:

(dollars in thousands)
ESPPIII Plan							Accumulated Other Comprehensive Income Components
October 1, 2016	Annual Cost	Fiscal 2009 ASC 715-20 Measurement Date Adjustments to Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service (Credit) /Cost	Deferred Actuarial (Gains) /Losses
Beginning balance		$958	$—	$(40,698)	$5,232	$(6)	$5,238
Service cost	$378	—	—	(378)	—	—	—
Interest cost	998	—	—	(998)	—	—	—
Basic annual cost	1,376	—	—	—	—	—	—
Contributions	—	—	3,957	—	—	—	—
Benefits paid	—	—	(3,957)	3,957	—	—	—
Deferrals
Plan amendments	—	—	—	—	—		—
Unrecognized actuarial loss/(gain)	—	—	—	(2,066)	2,066	—	2,066
Amortization
Prior service (credit)/cost	(6)	—	—	—	6	6	—
Unrecognized actuarial loss/(gain)	118	—	—	—	(118)	—	(118)
Ending balance	$1,488	$958	$—	$(40,183)	$7,186	$—	$7,186

The weighted-average assumptions used in computing the preceding information for the Unified Cash Balance Plan and the ESPPIII as of September 30, 2016, 2015 and 2014 (the annual plan measurement dates) were as follows:

Unified Cash Balance Plan	2016	2015	2014
Benefit obligations:
Discount rate for benefit obligation(a)	3.60%	4.45%	4.25%
Discount rate for interest cost(a)	3.00%	3.64%	4.25%
Rate of compensation increase(b)	N/A	3.00%	3.00%
Net periodic cost:
Discount rate for net periodic benefit cost(a)	N/A	4.25%	5.00%
Discount rate for interest cost(a)	3.64%	N/A	N/A
Expected long-term return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase(b)	N/A	3.00%	3.00%
ESPPIII	2016	2015	2014
Benefit obligations:
Discount rate for benefit obligation(c)	2.49%	3.25%	3.50%
Discount rate for interest cost(c)	2.07%	2.57%	3.50%
Discount rate for service cost(c)	2.99%	3.47%	3.50%
Rate of compensation increase	N/A	N/A	N/A
Net periodic cost:
Discount rate for net periodic benefit cost(c)	N/A	3.50%	3.50%
Discount rate for interest cost(c)	2.57%	N/A	N/A
Discount rate for service cost(c)	3.47%	N/A	N/A
Expected long-term return on plan assets	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

(a)

The discount rate used to determine the benefit obligation changed from 4.25% at the September 30, 2014 measurement date to the September 2015 and September 2016 yield curves at the September 30, 2015 and September 30, 2016 measurement dates, respectively. The single weighted average rate used in determining the benefit obligation was 4.45% and 3.60% at the September 30, 2015 and September 30, 2016 measurement dates, respectively. Similarly, the single weighted average rate used to determine the fiscal 2016 interest cost was 3.64%

(based on changing to the September 2015 yield curve at the September 30, 2015 measurement date). The single weighted average rate used in determining the fiscal 2017 interest cost was 3.00% (based on the September 2016 yield curve at the September 30, 2016 measurement date).

(b)

The rate of compensation increase for the Unified Cash Balance Plan was 3.00% for the first quarter of fiscal 2015. Since the plan was frozen at December 31, 2014, current participants will no longer accrue salary-based service credits based on years of service with the Company, and the rate of compensation increase will be zero commencing January 1, 2015.

(c)

The discount rate used to determine the benefit obligation changed from 3.50% at the September 30, 2014 measurement date to the September 2015 and September 2016 yield curves at the September 30, 2015 and September 30, 2016 measurement dates, respectively. The single weighted average rate used in determining the benefit obligation was 3.25% and 2.49% at the September 30, 2015 and September 30, 2016 measurement dates, respectively. Similarly, the single weighted average rates used to determine the fiscal 2016 interest cost and service cost were 2.57% and 3.47%, respectively (based on changing to the September 2015 yield curve at the September 30, 2015 measurement date). The single weighted average rates used in determining the fiscal 2017 interest cost and service cost were 2.07% and 2.99%, respectively (based on the September 2016 yield curve at the September 30, 2016 measurement date).

The Company’s fiscal 2016 and fiscal 2015 pension expense was calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on plan assets of 8.00% and 8.00%, respectively. In developing the long-term rate of return assumption, the Company evaluated historical asset class returns based on broad equity and bond indices. The expected long-term rate of return on plan assets for fiscal 2016 assumes an asset allocation of approximately 60% equity, 25% fixed income financial instruments, 12.5% alternative investments, and 2.5% real asset investments (see description under “Plan Assets” below). The Company regularly reviews with its third party advisors the asset allocation and periodically rebalances the investment mix to achieve certain investment goals when considered appropriate (see further discussion and related table under “Plan Assets” below). Actuarial assumptions, including the expected rate of return, are reviewed at least annually, and are adjusted as necessary. Lowering the expected long-term rate of return on the Company’s plan assets (for the Unified Cash Balance Plan in fiscal 2016 and fiscal 2015) by 0.50% (from 8.00% to 7.50% for fiscal 2016 and from 8.00% to 7.50% for fiscal 2015) would have increased its pension expense for fiscal 2016 and fiscal 2015 by approximately $0.9 million and $1.0 million, respectively.

For the Company’s 2016 and 2015 fiscal year end actuarial valuations, the Company elected an alternative approach for using discount rates to measure the components of net periodic benefit cost for the Unified Cash Balance Plan and ESPPIII pursuant to ASC 715, “Compensation – Retirement Benefits”. Specifically, the alternative approach focuses on measuring the service cost and interest cost components of net periodic benefit cost by using individual spot rates derived from an acceptable high quality corporate bond yield curve, matched with separate cash flows for each future year. The Company elected to use such an approach instead of the single weighted-average discount rate approach that was employed in prior years’ actuarial valuations. The change in approach does not alter the measurement of the related benefit obligations as of the reporting date. In fiscal 2015, the Company elected to treat this change in approach as a change in accounting estimate. Measuring service cost and interest cost by applying individual spot rates to each year’s cash flows produces a more precise measure of each plan’s service cost and interest cost. This approach uses discount rates that are more granular than the weighted average discount rate previously used to develop discount rates. For the Company’s 2016 fiscal year end actuarial valuation, the discount rates derived utilizing this approach were as follows: (1) For the Unified Cash Balance Plan, the equivalent weighted average discount rate used to measure the pension benefit obligation and interest cost components was 3.60% and 3.00%, respectively; and (2) For the ESPPIII, the equivalent weighted average discount rate used to measure the pension benefit obligation, interest cost and service cost components was 2.49%, 2.07% and 2.99%, respectively. For the Company’s 2015 fiscal year end actuarial valuation, the discount rates derived utilizing this approach were as follows: (1) For the Unified Cash Balance Plan, the equivalent weighted average discount rate used to measure the pension benefit obligation and interest cost components was 4.45% and 3.64%, respectively; and (2) For the ESPPIII, the equivalent weighted average discount rate used to measure the pension benefit obligation, interest cost and service cost components was 3.25%, 2.57% and 3.47%, respectively.

In October 2014, the Society of Actuaries’ Retirement Plans Experience Committee released two mortality reports after a comprehensive review of recent mortality experience of uninsured private retirement plans in the United States. As a result, the mortality assumption that was utilized for determining the Company’s fiscal 2015 pension obligation and projected fiscal 2016 net periodic benefit cost for the Unified Cash Balance Plan and the ESPPIII was changed. The Company changed from the prescribed IRC §430(h)(3)(A) mortality table for pension funding to separate rates for non-annuitants, based on RP-2014 “Employees” table adjusted to remove post-2007 improvement projections, and annuitants, based on RP-2014 “Healthy Annuitants” table adjusted to remove post-2007 improvement projections, both with the following mortality improvement scale: MP-2014 scale, modified to use a 10-year convergence period to a long-term improvement rate of 1.0% by 2017. The Company utilized the same mortality assumption for its 2016 fiscal year end actuarial valuation as was used for its 2015 fiscal year end actuarial valuation in determining the Company’s fiscal 2016 pension obligation and projected fiscal 2017 net periodic benefit cost for the Unified Cash Balance Plan and the ESPPIII.

Plan Assets

The Company’s Unified Cash Balance Plan weighted-average asset allocation at October 1, 2016 and October 3, 2015, by asset category is as follows:

(dollars in thousands)
	October 1, 2016	October 3, 2015
Asset Category:
Equity securities	$86,698	$104,070
Debt securities (mutual funds comprised of investment grade bonds)	66,368	44,980
Alternative investments	34,630	42,590
Other	3,466	3,306
Total	$191,162	$194,946

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

The long-term target asset allocation for the investment portfolio at October 1, 2016 is divided into five asset classes as follows:

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

The credit and liquidity crisis in the United States and throughout the global financial system in 2008-2009 triggered substantial volatility in the world financial markets and banking system. As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in the fair value of plan assets during fiscal 2008. The value of the plan’s investment portfolio has experienced fluctuations over the years, including increases in fiscal years 2016 and 2014 and a decline in fiscal year 2015. For those years in which a decline in the value of the plan’s investment portfolio has occurred, management has determined these declines to be temporary in nature. The values of the Unified Cash Balance Plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

The Unified Cash Balance Plan’s alternative investments, which include limited partnership funds and closely held investments, are valued at their net asset value (“NAV”). The NAV is based on the Unified Cash Balance Plan’s pro-rata share of the investment’s net asset value as reported by the investee. The investee’s strategies include maximization of returns for investors through investment in public and non-public securities with a goal of identifying mis-priced and value-priced securities.

The Unified Cash Balance Plan currently holds 8 limited partnership fund investments with funding commitments extending through 2019. The funds were started in various years from 2008 to 2014. The Unified Cash Balance Plan’s remaining unfunded commitments to limited partnership fund investments as of October 1, 2016 was $3.7 million out of total original commitments of $24.0 million. While shares in the limited partnership fund investments are not redeemable, the Company expects to recover the Unified Cash Balance Plan’s investments in the limited partnership funds through investee distributions as the investee liquidates the underlying assets. The limited partnership fund investments have maturity dates through 2024.

The Unified Cash Balance Plan may redeem shares in its other closely held investments by submitting a request, generally 30 to 90 days prior to a period-end. There are no unfunded commitments for the other closely held investments, which are also measured using NAV. Investments measured utilizing a NAV are not included as assets measured at fair value and are excluded from the tables below.

The following table represents the Unified Cash Balance Plan’s financial instruments recorded at fair value and the hierarchy of those assets as of October 1, 2016:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total

Mutual Funds	$95,660	$—	$—	$95,660
Common & Preferred Stock	57,233	—	—	57,233
Cash Equivalents	3,466	—	—	3,466
Total	$156,359	$—	$—	$156,359

The following table represents the Unified Cash Balance Plan’s financial instruments recorded at fair value and the hierarchy of those assets as of October 3, 2015:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total

Mutual Funds	$74,646	$—	$—	$74,646
Common & Preferred Stock	74,404	—	—	74,404
Cash Equivalents	3,306	—	—	3,306
Total	$152,356	$—	$—	$152,356

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

During August 2014, legislation to extend the pension funding relief included in MAP-21 was enacted as part of the Highway and Transportation Funding Act of 2014 (“HATFA”). Due to the plan’s funded status, quarterly contributions were not required in fiscal 2016 for the 2016 plan year and there were no required contributions in fiscal 2016 for the 2015 plan year. Accordingly, the Company made no contributions to the Unified Cash Balance Plan during fiscal 2016. During fiscal 2015, we had no additional required contributions for the 2014 plan year, and there were no contributions required for the 2015 plan year. Accordingly, the Company made no contributions to the Unified Cash Balance Plan during fiscal 2015. Due to the plan’s funded status, quarterly contributions will be not required in fiscal 2017 for the 2017 plan year. At its discretion, the Company may contribute in excess of the minimum (zero) requirement. Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments. Contributions for the 2016 and 2017 plan years, if any, will be due by September 15, 2017 and September 15, 2018, respectively.

The Company made benefit payments of $4.0 million to participants in the ESPPIII during fiscal 2016. The Company expects to make benefit payments of $3.9 million to participants in the ESPPIII in fiscal 2017.

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

The risks of participating in these multiemployer plans are different from the risks associated with single-employer plans in the following respects:

●	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.
●	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating companies.
●

If the Company stops participating in some or all of its multiemployer plans, and continues in business, the Company could be required to pay an amount, referred to as a withdrawal liability, based on the funded status of the plan. The Company has no intention of stopping its participation in any multiemployer plans.

The Company made contributions of $15.2 million, $14.6 million and $14.1 million for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively, to its participating multiemployer plans. The following table provides information regarding the Company’s participation in these multiemployer plans. The table provides the following information:

●	The EIN/Pension Plan Number column provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable.
●

Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2016 and 2015 relates to the plans’ two most recent fiscal year-ends. The zone status is based on information that the Company received from the plan and is certified by each plan’s actuary. Among other factors, red zone status plans are generally less than 65 percent funded and are considered in critical status, plans in yellow zone or orange zone status are less than 80 percent funded and are considered endangered or seriously endangered status, and green zone plans are at least 80 percent funded.

●

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

●	The table also includes the current expiration date(s) for the collective bargaining agreement(s) under which the plans are associated and contributions to the plans for the last three years.

(dollars in thousands)
		Plan	PPA Zone Status		RP Status	Range of Agreement	Contributions (d)
Pension Fund	EIN	Month/Day End Date	2016	2015	Pending/ Implemented	Expiration Dates	2016	2015	2014
Western Conference of Teamsters Pension Trust	916145047 -001	12/31	Green	Green	No	4/23/16 – 9/19/20 (c)	$13,795	$13,286	$12,760
Bakery & Confectionery Union and Industry International Pension Fund(b)	526118572 -001	12/31	Red	Red	Implemented	2/18/17	1,043	1,024	1,029
Washington Meat Industry Pension Trust(b)	916134141 -001	9/30	Red	Red	Implemented	9/30/17	69	71	71
Other plans(a)							270	243	232
Total							$15,177	$14,624	$14,092

(a)	Other plans consist of two plans (each with a PPA zone status of green) that have been aggregated in the foregoing table, as the contributions to each of these plans are not individually material.
(b)	The Company is subject to critical status surcharge contributions that are imposed for plans that are in the red zone.
(c)	The Company has 16 collective bargaining agreements participating in the Western Conference of Teamsters Pension Trust.
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

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer. The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year. Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested. Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized “for the purpose of debiting or crediting additional amounts” to each participant’s account. The Company informally funds its obligation to plan participants in a rabbi trust, comprised of mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. Mutual funds reported at their estimated fair value of $3.1 million and $2.0 million at October 1, 2016 and October 3, 2015, respectively, are included in other assets in the Company’s consolidated balance sheets.

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

The SERP is accounted for pursuant to FASB ASC section 715-70, Compensation – Retirement Benefits – Defined Contribution Plans (“ASC 715-70”). SERP participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant. ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”). The Company is accruing the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service). As of October 1, 2016 and October 3, 2015, the Company accrued $1.6 million and $1.2 million, respectively, in related benefit cost recorded in long-term liabilities, other in the Company’s consolidated balance sheets.

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

The Company contributed approximately $7.3 million, $5.1 million and $4.8 million related to its SSP in the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively.

Deferred Compensation Plan II

The Company has a nonqualified Deferred Compensation Plan (“DCPII”), which allows eligible employees to defer and contribute to an account a percentage of compensation on a pre-tax basis, as defined in the plan, in excess of amounts contributed to the SSP pursuant to IRS limitations, the value of which is measured by the fair value of the underlying investments. The Company informally funds its deferred compensation liability with assets held in a rabbi trust consisting of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices. The assets held in the rabbi trust are not available for general corporate purposes. Participants can direct the investment of their deferred compensation plan accounts in several investment funds as permitted by the DCPII. Gains or losses on investments are fully allocable to the plan participants. The cash surrender value of life insurance policies and mutual funds reported at their estimated fair value are included in other assets in the Company’s consolidated balance sheets because they remain assets of the Company until paid out to the participants. The cash surrender value of the life insurance policies was $10.6 million and $12.3 million at October 1, 2016 and October 3, 2015, respectively. The estimated fair value of the mutual funds was $0.2 million and negligible at October 1, 2016 and October 3, 2015, respectively. The liability to participants ($11.6 million and $12.5 million at October 1, 2016 and October 3, 2015, respectively) is included in long-term liabilities, other in the Company’s consolidated balance sheets. The rabbi trust is subject to the Company’s creditors’ claims in the event of its insolvency.

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

Participants are awarded with a certain number of Units (defined below) on an annual basis (the “Award”); however, an Award in one year does not ensure that a Participant will receive an Award in subsequent years. Each Award participates in a four-year cycle (“Performance Cycle”), which is based on consecutive fiscal years of the Company, and the amount paid to a Participant, if any, is determined at the end of the Award’s Performance Cycle and is payable prior to December 31st of the year in which the Performance Cycle ends (“Maturity Date”). The Maturity Date is the date on which a Participant’s vested Unit is deemed to mature, which is the earlier of (a) the last day of the Performance Cycle or (b) a change in control of the Company. In fiscal 2016, 2015, 2014 and 2013, LTIP Awards were offered to certain officers of the position of Vice-President or higher. The Participant’s Award is vested based on the Participant’s continuous employment with the Company during the Award’s Performance Cycle.

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

For the 2013 – 2015 Performance Cycles, all Units awarded were Appreciation Units. For the 2016 Performance Cycle, an officer’s LTIP award is comprised of Full-Value Units, equaling 25% of the targeted compensation gap, and Appreciation Units, equaling 75% of the targeted compensation gap. For the 2017 Performance Cycle, an officer’s LTIP award is comprised of Full-Value Units, equaling 25% or the targeted compensation gap, and Appreciation Units, equaling 75% of the targeted compensation gap. Based on the Company’s calculations relative to the 2013, 2014 and 2015 Performance Cycles, the Company determined there was no LTIP compensation expense for the Performance Cycles to be recorded in fiscal 2016. For the 2016 Performance Cycle, the Company recorded $0.2 million of expense related to the Full-Value Units and zero related to the Appreciation Units. Based on the Company’s calculations relative to the 2013, 2014 and 2015 Performance Cycles, the Company determined there was no LTIP compensation expense for the Performance Cycles to be recorded in fiscal 2015.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
	Unified Cash Balance Plan	ESPPIII
2017	$19,552	$3,910
2018	11,777	4,326
2019	12,123	4,728
2020	12,508	5,148
2021	12,928	5,148
Thereafter	71,048	15,711
Total	$139,936	$38,971

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

The components of net periodic benefit cost consist of the following (for all postretirement benefit plans described above, not including the ESPPIII, which is disclosed in Note 13, “Benefit Plans”):

(dollars in thousands)
	Fiscal Years Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Service cost	$31	$57	$173
Interest cost	1,072	1,212	1,383
Amortization of prior service credit	(1,249)	(8,326)	(8,561)
Recognized actuarial loss/(gain)	(474)	104	562
Plan termination and curtailment gains	—	—	(2,472)
Net periodic benefit	$(620)	$(6,953)	$(8,915)

The change in the benefit obligations consists of the following:

(dollars in thousands)
	October 1, 2016	October 3, 2015
Benefit obligation at beginning of year	$34,162	$33,833
Service cost	31	57
Interest cost	1,072	1,212
Plan amendments	—	—
Actuarial loss (gain)(a)	1,123	879
Benefits paid	(1,893)	(1,819)
Non-union sick plan termination benefits and settlement	—	—
Benefit obligation at end of year	$34,495	$34,162

(a)

The actuarial loss in fiscal 2016 for the postretirement benefit plans reflects demographic experience different from assumed for the year, including assumption changes. In addition, there was a decrease in the discount rate applicable to the component plans. These factors caused the funded position to deteriorate. The actuarial loss in fiscal 2015 for the postretirement benefit plans reflects demographic experience different from assumed for the year, including assumption changes. As previously disclosed (see Note 13), the Company changed its mortality assumption for the fiscal 2015 valuation subsequent to the release of two mortality reports issued by the Society of Actuaries’ Retirement Plans Experience Committee. This change caused the funded position to deteriorate. Partially offsetting the mortality assumption change was an increase in the discount rate applicable to the component plans.

The change in the plan assets during the year is:

(dollars in thousands)
	October 1, 2016	October 3, 2015
Fair value of plan assets at beginning of year	$—	$—
Employer contribution	1,893	1,819
Benefits paid	(1,893)	(1,819)
Fair value of plan assets at end of year	$—	$—

The funded status of the plans is:

(dollars in thousands)
	October 1, 2016	October 3, 2015
Funded status at September 30, 2016 and 2015 (under-funded)	$(34,495)	$(34,162)
Net amount recognized	$(34,495)	$(34,162)

Total accrued benefit costs of $34.5 million and $34.2 million at October 1, 2016 and October 3, 2015, respectively, are included in the consolidated balance sheets as follows: $31.5 million and $31.2 million are included in long-term liabilities, other and $3.0 million and $3.0 million are included in accrued liabilities at October 1, 2016 and October 3, 2015, respectively.

The following table reconciles the change in net periodic benefit cost, plan assets, benefit obligation and accumulated other comprehensive (income) loss (and components thereof) for the Company’s postretirement benefit plans:

(dollars in thousands)
Postretirement Benefit Plans							Accumulated Other Comprehensive Income Components
October 1, 2016	Annual Cost	Retained Earnings	Plan Assets	Benefit Obligation	Accumulated Other Comprehensive (Income)/Loss	Deferred Prior Service (Credit)/ Cost	Deferred Actuarial (Gains)/ Losses
Beginning balance	—	$3,260	$—	$(34,162)	$(6,072)	$(3,667)	$(2,405)
Service cost	$31	—	—	(31)	—	—	—
Interest cost	1,072	—	—	(1,072)	—	—	—
Basic annual cost	1,103		—	—	—	—	—
Contributions	—	—	1,893	—	—	—	—
Benefits paid	—	—	(1,893)	1,893	—	—	—
Deferrals
Plan amendments	—	—	—	—	—	—	—
Unrecognized actuarial (gain)/loss	—	—	—	(1,123)	1,123	—	1,123
Amortization
Prior service credit	(1,249)	—	—	—	1,249	1,249	—
Recognized actuarial loss/(gain)	(474)	—	—	—	474	—	474
Ending balance	$(620)	$3,260	$—	$(34,495)	$(3,226)	$(2,418)	$(808)

The Company’s fiscal 2016 postretirement expense includes an approximate $1.7 million credit for its postretirement benefit plans as a result of amortizing prior service credits of $1.2 million and actuarial gains of $0.5 million from accumulated other comprehensive income into postretirement expense over the 2016 fiscal year.

The Company’s projected fiscal 2017 postretirement expense includes an approximate $1.0 million credit for its postretirement benefit plans which is expected to be recognized as a result of amortizing projected prior service credits of $0.6 million and a projected actuarial gain of $0.4 million from accumulated other comprehensive income into postretirement expense over the 2017 fiscal year.

Benefit payments, including those amounts to be paid out of corporate assets and reflecting future expected service as appropriate, are expected to be paid in fiscal years:

(dollars in thousands)
Postretirement Benefit Plans
2017	$2,976
2018	2,171
2019	2,207
2020	2,203
2021	2,237
Thereafter	10,539
Total	$22,333

The weighted-average assumptions as of September 30, 2016, 2015 and 2014 are as follows:

	Postretirement Benefit Plans
	2016	2015	2014
Benefit obligations:
Discount rate for benefit obligation(a)	3.15%	3.91%	3.75%
Discount rate for interest cost(a)	2.51%	3.01%	3.75%
Discount rate for service cost(a)	3.38%	4.25%	3.75%
Rate of compensation increase(b)	3.00%	3.00%	3.00%
Net periodic benefit cost:
Discount rate for net periodic benefit cost(a)	N/A	3.75%	4.25%
Discount rate for interest cost(a)	3.01%	N/A	N/A
Discount rate for service cost(a)	4.25%	N/A	N/A
Rate of compensation increase(b)	3.00%	3.00%	3.00%

(a)

For the Retiree Medical Plan, the discount rate used to determine the benefit obligation changed from 3.75% at the September 30, 2014 measurement date to the September 2015 and September 2016 yield curves at the September 30, 2015 and September 30, 2016 measurement dates, respectively. The single weighted average rate used in determining the benefit obligation was 3.91% and 3.15% at the September 30, 2015 and September 30, 2016 measurement dates, respectively. Similarly, the single weighted average rates used to determine the fiscal 2016 interest cost and service cost were 3.01% and 4.25%, respectively (based on changing to the September 2015 yield curve at the September 30, 2015 measurement date). The single weighted average rates used to determine the fiscal 2017 interest cost and service cost were 2.51% and 3.38%, respectively (based on the September 2016 yield curve at the September 30, 2016 measurement date).

For the Life Plan and Sick Leave Union Plan, the single weighted average rate used to determine the benefit obligation, interest cost and service cost was 4.00% and 3.25% at the September 30, 2015 and September 30, 2016 measurement dates, respectively.

The discount rate used to determine the benefit obligation for the Officer Retiree Medical Plan changed from 3.75% at the September 30, 2014 measurement date to the September 2015 and September 2016 yield curves at the September 30, 2015 and September 30, 2016 measurement dates, respectively. The single weighted average rate used in determining the benefit obligation was 3.93% and 3.19% at the September 30, 2015 and September 30, 2016 measurement dates, respectively. Similarly, the single weighted average rates used to determine the fiscal 2016 interest cost and service cost were 3.08% and 3.88%, respectively (based on changing to the September 2015 yield curve at the September 30, 2015 measurement date). The single weighted average rate used to determine the fiscal 2017 interest cost was 2.56% (based on the September 2016 yield curve at the September 30, 2016 measurement date). Service cost is not applicable for the Officer Retiree Medical Plan in fiscal 2017. The comparable rate for each of these costs was 3.75% for fiscal 2014.

The discount rate used to determine the benefit obligation for the split-dollar Executive Insurance Plan changed from 3.75% at the September 30, 2014 measurement date to the September 2015 and September 2016 yield curves at the September 30, 2015 and September 30, 2016 measurement dates, respectively. The single weighted average rate used in determining the benefit obligation was 4.54% and 3.67% at the September 30, 2015 and September 30, 2016 measurement dates, respectively. Similarly, the single weighted average rate used to determine the fiscal 2016 interest cost was 3.91% (based on changing to the September 2015 yield curve at the September 30, 2015 measurement date). The single weighted average rate used to determine the fiscal 2017 interest cost was 3.20% (based on the September 2016 yield curve at the September 30, 2016 measurement date). The comparable rate for this cost was 3.75% for fiscal 2014.

(b)

The rate of compensation increase for the fiscal 2016 and 2015 union sick pay plan and fiscal 2014 union and non-union sick pay plans is 3.00%. This assumption is not applicable for the other postretirement benefit plans.

For measurement purposes, the following table sets forth the assumed health care trend rates:

	October 1, 2016	October 3, 2015
Pre-age 65 health care cost trend rate assumed for 2016 and 2015(a)	7.50%	8.00%
Pre-age 65 rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(b)	5.00%	5.00%
Pre-age 65 year that the rate reaches the ultimate trend rate	2021	2021
Post-age 65 health care cost trend rate assumed for 2016 and 2015(a)	5.25%	5.50%
Post-age 65 rate to which the cost trend rate is assumed to decline (the ultimate trend rate)(c)	4.75%	4.75%
Post-age 65 year that the rate reaches the ultimate trend rate	2020	2020

(a)	The annual rate of increase in the per capita cost of covered health care benefits.
(b)

The valuation trend assumption was projected as follows: A rate of 7.50% in 2016, 7.00% in 2017, 6.50% in 2018, 6.00% in 2019, 5.50% in 2020, 5.00% in 2021, and 5.00% in 2022 and beyond. The initial trend rate reflects the Company’s recent cost experience, healthcare cost survey data, Patient Protection and Affordable Care Act fee estimates, and the Company’s expected insurance market cost increases over the next year. The ultimate rate was set to reflect general inflation plus added medical inflation. The grading period is an estimate of the length of time it will take for health care costs to become more stable as a percentage of the Gross Domestic Product.

(c)

The valuation trend assumption was projected as follows: 5.25% in 2016, 5.25% in 2017, 5.00% in 2018, 5.00% in 2019, 4.75% in 2020, and 4.75% in 2021 and beyond. The initial trend rate reflects recent experience in the individual Medicare supplement market. The ultimate rate was set to reflect general inflation plus added medical inflation for Medicare supplemental coverage.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates for the RMP and ORMP would have the following effects as of October 1, 2016:

(dollars in thousands)
	1-Percentage-Point Increase	1-Percentage-Point Decrease
Effect on total of service and interest cost	$51	$(45)
Effect on accumulated postretirement benefit obligation	$1,252	$(1,111)

The Company’s union employees participate in a multiemployer plan that provides health care benefits for retired union employees. Amounts contributed to the multiemployer plan for these union employees totaled $0.3 million in fiscal 2016, $0.3 million in fiscal 2015 and $5.0 million in fiscal 2014. Information from the plans’ administrators is not available to permit the Company to determine its proportionate share of termination liability, if any.

Patient Protection and Affordable Care Act

During fiscal year 2010, comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (collectively, the “Acts”) was passed and signed into law. The Acts contain provisions that could impact the Company's retiree medical benefits in future periods, including the related accounting for such benefits, such as the 40% excise tax beginning in 2020 that will be imposed on the value of health insurance benefits exceeding a certain threshold. However, the full extent of the impact of the Acts, if any, cannot be determined until all regulations are promulgated under the Acts (or changed as a result of ongoing litigation) and additional interpretations of the Acts become available. Elements of the Acts, the impact of which are currently not determinable, include the elimination of lifetime limits on retiree medical coverage and reduction of the existing insurance coverage gap for prescription drug benefits that are actuarially equivalent to benefits available to retirees under the Medicare Prescription Drug Improvement and Modernization Act of 2003. On June 28, 2012, the U.S. Supreme Court upheld the constitutionality of the Acts; however, provisions in the Acts requiring each state to expand its Medicaid program or lose all federal Medicaid funds were struck down. The U.S. Supreme Court did not invalidate the Acts’ expansion of Medicaid for states that voluntarily participate; it only held that a state’s entire Medicaid funding cannot be withheld due to its failure to participate in the expansion. The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available. In addition, the Company may consider plan amendments in future periods that may have accounting implications.

15.    Contingencies

The Company is party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material effect on its financial condition or results of operations.

.

16.    Segment Reporting

Management identifies segments based on the information monitored by the Company’s chief operating decision maker to manage the business and, accordingly, has the following two reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. Support services (other than insurance and financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment. As of October 1, 2016, the Wholesale Distribution segment represents nearly 100% of the Company’s total net sales and 96% of total assets.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products. They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through Unified International, Inc. Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery, and dairy products. Net sales within the Wholesale Distribution segment include $2.5 billion, $2.6 billion and $2.4 billion, or 67%, 65% and 65% of total Wholesale Distribution segment net sales for fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively, attributable to sales of non-perishable products, and $1.2 billion, $1.4 billion and $1.3 billion, or 33%, 35% and 35% of total Wholesale Distribution segment net sales for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively, attributable to sales of perishable products. Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services, which comprise less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California. “Gross billings,” a financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $3.861 billion, $4.144 billion and $3.865 billion for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively.

•	Discontinued Operations/Assets Held for Sale
o

The Company’s former Insurance segment included the results of operations for the Acquired Companies (Unified Grocers Insurance Services and the Company’s two insurance subsidiaries, Springfield Insurance Company and Springfield Insurance Company, Limited). As of October 3, 2015, the Company’s former Insurance discontinued operations collectively account for approximately 13% of total assets.

o

In the current year, as discussed in Note 3, “Assets Held For Sale/Discontinued Operations,” the Company’s Southern California Dairy Division manufacturing facility ceased operating and the remaining assets have been classified as assets held for sale in the Company’s consolidated balance sheets. As of October 1, 2016, the Company’s former dairy manufacturing facility accounted for approximately 1% of total assets.

The All Other category includes the results of operations for the Company’s other support businesses, including its wholly-owned finance subsidiary, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment. As of October 1, 2016, the All Other category collectively accounts for less than 1% of the Company’s total net sales and 3% of total assets.

Information about the Company’s operating segments is as follows:

(dollars in thousands)
		Fiscal Years Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Net sales
Wholesale distribution: Gross billings	$3,861,072	$4,143,540	$3,865,071
Less: Gross billings through vendor direct arrangements	(100,803)	(117,021)	(112,406)
Wholesale distribution: Net sales	3,760,269	4,026,519	3,752,665
All other	1,561	1,544	1,119
Intersegment eliminations	(366)	(443)	(224)
Total net sales	$3,761,464	$4,027,620	$3,753,560
Operating income (loss)
Wholesale distribution	$8,177	$1,355	$21,665
All other	811	461	10
Total operating income	8,988	1,816	21,675
Interest expense	(10,177)	(9,978)	(11,197)
Loss on early extinguishment of debt	—	(3,200)	—
Patronage dividends	(6,500)	(7,234)	(9,395)
Income taxes	(234)	3,951	(1,508)
Net loss from continuing operations	$(7,923)	$(14,645)	$(425)
Loss from discontinued operations, net	—	(3,701)	(4,981)
Gain (loss) on sale of discontinued operations	281	(3,173)	—
Net loss	$(7,642)	$(21,519)	$(5,406)
Depreciation and amortization
Wholesale distribution	$29,830	$30,955	$27,847
All other	81	86	3
Total depreciation and amortization	$29,911	$31,041	$27,850
Capital expenditures
Wholesale distribution	$6,534	$9,221	$9,938
All other	—	—	—
Total capital expenditures	$6,534	$9,221	$9,938
Identifiable assets at respective year end date
Wholesale distribution	$750,726	$812,341	$781,438
Assets held for sale	5,429	125,904	123,729
All other	24,893	26,080	23,050
Total identifiable assets at respective fiscal year end date	$781,048	$964,325	$928,217

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

The Company’s largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., accounted for 17%, 16% and 15% of total net sales for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively. The Company’s ten largest customers (including Cash & Carry Stores, LLC) combined accounted for 50%, 53% and 49% of total net sales for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014, respectively.

The Company’s ten customers with the largest accounts receivable balances accounted for approximately 41% and 43% of total accounts receivable at October 1, 2016 and October 3, 2015, respectively.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 1, 2016:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$10,640	—	—	$10,640
Total	$10,640	$—	$—	$10,640

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 3, 2015:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$12,546	—	—	12,546
Total	$12,546	$—	$—	$12,546

Mutual funds are valued by the Company based on information received from a third party. These assets are valued based on quoted prices in active markets (Level 1 inputs). At October 1, 2016 and October 3, 2015, respectively, $10.6 million and $12.5 million of mutual funds are included in other assets in the Company’s consolidated balance sheets. For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs). For assets traded in inactive markets, the service’s pricing methodology uses observable inputs (such as bid/ask quotes) for identical or similar assets. Assets considered to be similar will have similar characteristics, such as: duration, volatility, prepayment speed, interest rates, yield curves, and/or risk profile and other market corroborated inputs (Level 2 inputs). The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation.

The Company did not have any significant transfers into and out of Levels 1 and 2 during fiscal 2016 and 2015.

Notes payable.    The fair values of borrowings under the Company’s revolving credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations. The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $253.6 million and $278.8 million compared to their carrying value of $254.2 million and $278.5 million at October 1, 2016 and October 3, 2015, respectively. These values were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 2 inputs).

19.    Accumulated Other Comprehensive Earnings (Loss)

The balance and components of the change in accumulated other comprehensive earnings (loss), net of taxes, are as follows:

(dollars in thousands)
	Unrealized Net Holding Gain (Loss) on Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans Items	Total
Balance, September 28, 2013	501	(12,781)	(12,280)
Other comprehensive earnings (loss) before reclassifications	593	(10,199)	(9,606)
Reclassification adjustment for gains included in net earnings	(944)	(5,043)	(5,987)
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans	—	(6,176)	(6,176)
Net current period other comprehensive earnings (loss)	(351)	(21,418)	(21,769)
Balance, September 27, 2014	150	(34,199)	(34,049)
Other comprehensive earnings (loss) before reclassifications	(698)	(19,676)	(20,374)
Reclassification adjustment for losses (gains) included in net earnings	15	(4,411)	(4,396)
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans	—	(13,411)	(13,411)
Net current period other comprehensive earnings (loss)	(683)	(37,498)	(38,181)
Balance, October 3, 2015	(533)	(71,697)	(72,230)
Other comprehensive earnings (loss) before reclassifications	710	(21,330)	(20,620)
Reclassification adjustment for (gains) losses included in net earnings	(67)	189	122
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans	—	(10,867)	(10,867)
Net current period other comprehensive earnings (loss)	643	(32,008)	(31,365)
Balance, October 1, 2016	$110	$(103,705)	$(103,595)

The reclassifications out of accumulated other comprehensive earnings (loss) were as follows:

(dollars in thousands)
		Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)		Affected Line Item in the Consolidated Statements of Earnings (Loss)
		Fiscal Year Ended
	October 1, 2016	October 3, 2015	September 27, 2014
Unrealized net holding gain on investments:
Realized gains – Insurance segment	$—	$—	$1,049	Net sales
Realized (losses) gains – Wholesale Distribution segment	104	(21)	390	Distribution, selling and administrative expenses
	104	(21)	1,439	Earnings (loss) before income taxes
	(37)	6	(495)	Income taxes
	67	$(15)	$944	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	1,255	8,352	8,577	(a)
Amortization of actuarial losses	(1,547)	(1,532)	(3,253)	(a)
Gain on termination of non-union sick leave plan	—	—	2,472
Gain on curtailment of retiree medical plan	—	—	—	(a)
	(292)	6,820	7,796	Earnings (loss) before income taxes
	103	(2,409)	(2,753)	Income taxes
	$(189)	$4,411	$5,043	Net earnings (loss)
Total reclassifications for the period	$(122)	$4,396	$5,987	Net earnings (loss)

(a)

These accumulated other comprehensive earnings (loss) components are included in the computation of net periodic benefit cost for pension and postretirement benefit plans. See Notes 13 and 14 for further information.

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of October 1, 2016 for the impact of ASC Topic 715-20 “Compensation – Retirement Benefits – Defined Benefits Plans – General” (“ASC Topic 715-20”):

(dollars in thousands)
Description of Benefit Plan	Pre-tax Adjustment for Impact of ASC Topic 715-20 (charge)/credit	Deferred Tax Benefit (Liability)	Adjustment for Impact of ASC Topic 715-20, Net of Taxes (charge)/credit
Cash Balance Plan	$(108,097)	$38,273	$(69,824)
Executive Salary Protection Plan	(7,186)	2,538	(4,648)
Postretirement benefit plans	3,226	(2,100)	1,126
Postemployment benefit plans	147	(52)	95
Deferred tax asset valuation allowance allocated to defined benefit pension plans and other postretirement benefit plans	—	(30,454)	(30,454)
Total, October 1, 2016	$(111,910)	$8,205	$(103,705)

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of October 3, 2015 for the impact of ASC Topic 715-20 “Compensation – Retirement Benefits – Defined Benefits Plans – General” (“ASC Topic 715-20”):

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

The following table indicates the benefit plans that comprise the adjustment to accumulated other comprehensive earnings (loss) as of September 27, 2014 for the impact of ASC Topic 715-20 “Compensation – Retirement Benefits – Defined Benefits Plans – General” (“ASC Topic 715-20”):

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

Loans to Members

Unified provides loan financing to its Members. The Company had the following loans outstanding at October 1, 2016 to a Member affiliated with a director of the Company:

(dollars in thousands)
Director	Interest Rate	Aggregate Loan Balance	Maturity Date
John Berberian	3.50%	$135	11/16
Mark Kidd	3.50%	309	01/17
Jay McCormack	0%*	35	10/16
Greg Saar	4.50%	700	06/17
Michael Trask	4.50%	98	05/18
•	Notes at 0% interest are generally for 13 week inventory deferral related to the opening of new stores.

Lease Guarantees and Subleases

The Company provides lease guarantees and subleases to its Members. The Company has executed lease guarantees or subleases to Members affiliated with directors of the Company at October 1, 2016 as follows:

(dollars in thousands)
Director	No. of Stores	Total Current Annual Rent	Total Guaranteed Rent	Expiration Date(s)
John Berberian	3	$469	$964	2017-21
Mimi Song	1	430	2,759	2023

Supply Agreements

During the course of its business, the Company enters into individually negotiated supply agreements with its Members. These agreements typically require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery. The Company has executed supply agreements with Members affiliated with directors of the Company at October 1, 2016 as follows:

Director	Expiration Date
Oscar Gonzalez	2017
Mark Kidd	2020
Jay McCormack	2021
Mimi Song	2019
Robert McDougall	2020
Michael S. Trask	* 2018

*	The supply agreement with Michael S. Trask will expire in the later of April 2018 or one year following payment in full of all loan obligations.

Workers’ Compensation Loss Portfolio Purchased from a Customer Affiliated with a Member-Director

As discussed in Note 2, a related party transaction in fiscal 2012 with K.V. Mart Co., a customer affiliated with Darioush Khaledi, a Unified Member-Director and Chairman of the Board and Chief Executive Officer of K.V. Mart Co., was not presented for review and approval to the Unified Board of Directors, and was not disclosed. The transaction involved changes to the deductible structure and other characteristics of a portfolio of workers compensation policies held by the Company’s former Insurance segment. This high-deductible loss portfolio contained policies for employees of K.V. Mart Co. and was assumed by the Company in conjunction with a payment of $3.6 million by K.V. Mart Co. In fiscal 2013, the Company experienced an increase in its cost of sales due, in part, to increased reserve requirements of $2.0 million associated with this portfolio. The portfolio was included in the assets and liabilities of UGIS that were sold to AmTrust as part of the Stock Purchase Agreement between AmTrust and the Company that was completed during the Company’s first quarter of fiscal 2016.

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

Background of Audit Committee Investigation

As discussed in Part I, Item 1, “Business – Audit Committee Investigation” with respect to the Company’s Annual Report on Form 10-K for the year ended September 27, 2014, the Company announced that the Audit Committee was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by the Company’s former insurance subsidiaries and related matters (the “Audit Committee Investigation”).

In conjunction with the findings of the Audit Committee Investigation, and in consultation with outside actuarial professionals engaged by the Audit Committee and by the Company, management concluded that errors existed in the insurance reserves reported within the Company’s previously issued financial statements. Management determined that the quantitative effect and qualitative nature of the errors did not require restatement and re-issuance of previously issued financial statements.

See Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” for further information on the quantitative effect of these errors, as well as Item 6, “Selected Financial Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” As disclosed in Note 3, “Assets Held for Sale/Discontinued Operations,” in Part II, Item 8, “Financial Statements and Supplementary Data,” the Company’s Insurance segment was sold in October 2015 and is no longer part of the Company’s continuing operations.

Evaluation of Disclosure Controls and Procedures as of October 3, 2015

As discussed in Part I, Item 1, “Business – Audit Committee Investigation,” in connection with the Audit Committee Investigation, management had evaluated the design and effectiveness of our disclosure controls and procedures and the effectiveness of the Company’s internal control over financial reporting as of October 3, 2015. As described below, management had identified as of October 3, 2015 material weaknesses in our internal control over financial reporting, which is an integral component of our disclosure controls and procedures.

•

The oversight and monitoring of subsidiary and operating unit compliance with accounting and reporting policies and procedures. In connection with that evaluation, we had concluded that the former insurance subsidiaries’ lack of compliance with policies and procedures related to insurance case reserves led to the occurrence of accounting errors as described above. Specifically, while these entities were included in oversight activities similar to our other subsidiaries and operating units, we believe the design of our controls and procedures did not adequately address the additional risks associated with the entities, including the specialized and complex nature of the underlying accounting. In addition to its review of the former insurance subsidiaries, the Company evaluated its controls around its ongoing oversight of other subsidiaries and/or separately managed operating entities and has determined that its deficiencies in oversight controls regarding subsidiaries and separately managed operating entities are considered to be a material weakness requiring remediation. Our subsidiary oversight was insufficiently designed to prevent or timely detect material misstatement of financial information.

As discussed in Part I, Item 1, “Business – Recent Developments,” on October 7, 2015, the Company sold its insurance subsidiaries. In addition, the Company established or enhanced the following processes, all of which were utilized during the preparation of this Annual Report on Form 10-K for the year ended October 1, 2016:

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

The Company has determined that this control was effective as of October 1, 2016.

•

Controls over ensuring accurate and complete financial statement disclosures. The design of our controls over disclosures related to the insurance reserves was not adequate to ensure accurate and complete disclosure related to those financial statement items. In addition, we had concluded that a related party transaction that occurred at our former insurance subsidiaries in fiscal year 2012 was not properly reviewed and approved, and was not properly disclosed. Based upon the above findings, management had concluded that a material weakness exists in its controls over the completeness and accuracy of required disclosures within its financial statements and SEC filings.

As a result of these material weaknesses, we had concluded that our disclosure controls and procedures were not effective as of October 3, 2015.

Evaluation of Disclosure Controls and Procedures as of October 1, 2016

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

Under the supervision and with the participation from management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with the preparation and filing of this Form 10-K, and in conjunction with the findings of the Audit Committee Investigation described above, the Company’s management has evaluated the effectiveness of our internal control over financial reporting as of October 1, 2016 and concluded that, because of the material weakness described below, our internal control over financial reporting was not effective as of October 1, 2016.

Notwithstanding such material weakness, which is described below, our management has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Based upon such evaluation, management has determined that the Company had a material weakness in its internal control over financial reporting as of October 1, 2016 related to:

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

As a result, management has determined that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of October 1, 2016.

Plans for Remediation

Our management has worked, and continues to work, to strengthen our disclosure controls and procedures and internal control over financial reporting in connection with the material weakness related to controls over ensuring accurate and complete financial statement disclosures described above. We intend to continue taking measures, including engaging outside professionals, as may be necessary and advisable to assist us as we continue to address and rectify such material weakness.

We are committed to maintaining an effective control environment and making changes necessary to enhance effectiveness. This commitment has been, and will continue to be, communicated to and reinforced throughout our organization. We have implemented a plan for remediation of the ineffective internal control over financial reporting described above. In addition, we have implemented the specific remediation initiatives regarding disclosure controls and procedures described below, and the testing of the related internal controls is ongoing.

Controls over ensuring accurate and complete financial statement disclosures.

The Company has implemented a disclosure controls and procedures remediation plan that included:

•	Updated and re-issuance of the management disclosure committee charter, as well as assessment of disclosure committee membership;
•	Created or enhanced a formalized set of policies and procedures related to periodic disclosure activities, which included:
•	Creation of formal timelines and meeting structures/content;
•	Incorporation of assessment and inquiry regarding substantive items within the financial statements in addition to edits and number tie-outs;
•	Defined parameters for items to be addressed by the disclosure committee, such as material occurrences;
•	Prepared and disseminated formal minutes for each disclosure committee meeting; and
•	Formalized process for reporting out to the CEO and CFO of disclosure committee conclusions and recommendations.
•	Implemented a formal set of policies and procedures over the identification, review, approval and disclosure of related party transactions.

The Company believes that the implementation of the disclosure controls and remediation plan noted above will allow for maintenance of an effective internal control environment and internal controls over financial reporting. The Company continues to evaluate the effectiveness of the above controls and expects that the operational effectiveness of them will be validated in fiscal 2017.

Item 9B.    OTHER INFORMATION

None.

Part III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of Unified is incorporated from the information under the captions “Election of Directors,” “Board Meetings and Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Financial Ethics” in the Company’s proxy statement for its 2017 annual meeting of shareholders to be filed within 120 after the end of the most recent fiscal year.

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

Christine Neal	62

Executive Vice President, Chief Financial Officer and Treasurer since October 2016; Senior Vice President, Finance and Treasurer January 2009 - September 2016; Vice President and Treasurer March 2003 to January 2009.

Michael F. Henn	68

Executive Vice President since October 2016; Executive Vice President, Chief Financial Officer October 2015 – September 2016; Managing Director of R.E. Stangeland Enterprises, a family trust company, from 2003 to October 2015.

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

Dickie W. Gonzales	69	Senior Vice President, Chief Human Resources Officer since April 2016; Principal AG Trivalley, a graphic design and print production company, October 2009 to April 2016.

Mark Harding	56	Senior Vice President, Operations since May 2016; Independent consultant from July 2014 to May 2016; Senior Vice President, Operations, Farmer Bros. Coffee March 2010 to July 2014.

Mary M. Kasper	56

Senior Vice President, General Counsel & Secretary since July, 2015; Fresh & Easy, LLC, Senior Vice President, General Counsel & Secretary from September 2014 to May 2015; Fresh & Easy Neighborhood Market Inc., Vice President, General Counsel and Secretary from January, 2007 to September 2014.

Blake W. Larson	53	Senior Vice President, Chief Accounting Officer since August, 2016; Vice President, Accounting from January, 2015 to July, 2016; Corporate Controller from December, 2007 to December, 2014.

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

Item 11.    EXECUTIVE COMPENSATION

Incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation, “ “Report of Compensation Committee on Executive Compensation,” “Executive Officer Compensation” and “Director Compensation” in our proxy statement for the 2017 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from the information under the caption “Security Ownership of Directors and Officers” in our proxy statement for the 2017 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Entities with which our directors are affiliated, as Members of Unified, purchase groceries and related products and services from us in the ordinary course of business pursuant to published terms or according to the provisions of individually negotiated supply agreements. As Members, firms with which directors are affiliated may receive various benefits including patronage dividends, allowances and retail support services. We make a variety of benefits available to Members on a negotiated basis. We have provided to our Members loan financing in the form of direct loans and loan guarantees; provided lease guarantees and subleases; as well as invested directly in Members who are sometimes affiliated with our directors. In addition, we may also enter into other agreements with Members which are affiliated with our directors, as well as agreements with our executive officers. See Note 20 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” which is incorporated herein by this reference, for a description of related party transactions. Additional information is incorporated by reference from the information under the captions “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management and Other Persons,” “Audit Committee” and “Independence” in our proxy statement for the 2017 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from the information under the caption “Independent Registered Public Accounting Firm” in our proxy statement for the 2017 annual meeting of shareholders to be filed within 120 days after the end of the most recent fiscal year.

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

(a) (1) Consolidated Financial Statements:

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Balance Sheets as of October 1, 2016 and October 3, 2015.
•	Consolidated Statements of Earnings (Loss) for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014.
•	Consolidated Statements of Comprehensive Earnings (Loss) for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014.

•	Consolidated Statements of Shareholders’ Equity for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014.
•	Consolidated Statements of Cash Flows for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014.
•	Notes to Consolidated Financial Statements.

(2) Financial Statement Schedule:

•	Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014.

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

3.2

Bylaws of Unified Grocers, Inc., as amended (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016, filed on August 15, 2016).

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
10.1**

Form of Indemnification Agreement between Unified Grocers, Inc. and each Director and Officer (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on December 30, 2015).

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

10.3**

Form of Severance Agreement for Vice Presidents, Senior Vice Presidents and Executive Vice Presidents with Less Than Three Years in an Officer Position dated as of December 30, 2010 (incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 2 to Form S-1 Registration Statement of the Company, filed on January 12, 2011, File No. 333-156519).

10.4**

Form of Severance Agreement for Executive Vice Presidents with Three Years or More in an Officer Position dated as of August 7, 2013 (incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, filed on August 7, 2013).

10.5*,**	Form of Severance Agreement for Executives, excluding the Company President and Chief Executive Officer, as of October, 2016.
10.6**

Amended and Restated Unified Grocers, Inc. Deferred Compensation Plan dated as of May 1, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 1999, filed on November 14, 1999).

10.6.1**

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
10.8.2**

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

10.10.3**

Amendment No. 1 to Unified Grocers, Inc. Executive Insurance Plan Amended and Restated Split Dollar Agreement, dated as of May 14, 2013, effective July 18, 2016 (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2016, filed on August 15, 2016).

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

10.12.2**

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

10.14**

Unified Grocers, Inc. Long-Term Incentive Plan, dated as of May 14, 2013, effective June 1, 2013 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 14, 2013).

10.14.1**

Long-Term Incentive Plan, as amended and restated effective October 4, 2015, dated as of December 28, 2015 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on December 30, 2015).

10.15**	Unified Grocers, Inc. Officer Annual Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 24, 2014).
10.15.1**

Unified Grocers, Inc. Officer Annual Incentive Plan, as amended and restated effective October 4, 2015, dated as of December 28, 2015 (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on December 30, 2015).

10.16**

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

10.16.2**

Amendment No. 2 to Unified Grocers, Inc. Cash Balance Plan, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

10.16.3**

Amendment No. 3 to Unified Grocers, Inc. Cash Balance Plan, amended as of December 31, 2012 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K, filed on January 7, 2013).

10.16.4**	Amendment No. 4 to Unified Grocers, Inc. Cash Balance Plan, amended as of May 30, 2014 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 5, 2014).
10.17**

Amended and Restated Unified Grocers, Inc. Employee Savings Plan, effective January 1, 2010, except as otherwise provided (incorporated by reference to Exhibit 10.76 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.17.1**

Amendment No. 1 to Unified Grocers, Inc. Employees Savings Plan, amended as of March 17, 2011 (incorporated by reference to Exhibit 10.76.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.17.2**

Amendment No. 2 to Unified Grocers, Inc. Employees Savings Plan, amended as of May 7, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, filed on August 14, 2012).

10.18**

Amended and Restated Unified Grocers, Inc. Sheltered Savings Plan, effective January 1, 2010, except as otherwise provided (incorporated by reference to Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.18.1**

Amendment No. 1 to Unified Grocers, Inc. Sheltered Savings Plan, amended as of March 17, 2011 (incorporated by reference to Exhibit 10.77.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2011, filed on May 17, 2011).

10.19**

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

10.22.1

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

10.22.2

Amendment Number Two to Amended and Restated Loan and Security Agreement, dated as of September 23, 2016, by and among Grocers Capital Company, the lenders that are signatories thereto, and California Bank & Trust, as arranger and administrative agent, which amends the Amended and Restated Loan and Security Agreement, dated as of September 26, 2014, by and among Grocers Capital Company, the lenders that are signatories thereto, and California Bank & Trust, as arranger and administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on September 28, 2016).

10.22.3

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

10.22.4

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

10.22.5

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

10.27

Stock Purchase Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of April 16, 2015 (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 22, 2015).

10.27.1

Master Services Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of October 7, 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on October 14, 2015).

10.28**

Consulting Agreement between Unified Grocers, Inc. and Roger M. Laverty dated as of December 7, 2015 (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended October 3, 2015, filed on June 1, 2016).

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

(c) Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts for the fiscal years ended October 1, 2016, October 3, 2015 and September 27, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED GROCERS, INC.

By	/s/ christine neal
Christine Neal
Executive Vice President, Chief Financial Officer and Treasurer (Duly Authorized Officer and Principal Financial Officer)

Dated:    December 16, 2016

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each director whose signature appears below hereby constitutes and appoints each of Robert M. Ling, Jr., President and Chief Executive Officer and Christine Neal, Executive Vice President, Chief Financial Officer and Treasurer, his or her true and lawful attorney-in-fact and agent, with full power of substitution, to sign and execute on behalf of the undersigned any and all amendments to this report, and to perform any acts necessary in order to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requested and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or their or his or her substitutes, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ robert m. ling, jr.	President and Chief Executive Officer(Principal Executive Officer)	December 16, 2016
Robert M. Ling, Jr.

/s/ christine neal	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	December 16, 2016
Christine Neal

/s/ blake w. larson	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	December 16, 2016
Blake W. Larson

/s/ bradley a. alford	Director	December 16, 2016
Bradley A. Alford

/s/ LOUIS A. AMEN	Director	December 16, 2016
Louis A. Amen

	Director	December , 2016
John Berberian

/s/ VACHE FERMANIAN	Director	December 16, 2016
Vache Fermanian

/s/ OSCAR GONZALEZ	Director	December 16, 2016
Oscar Gonzalez

	Director	December , 2016
Richard E. Goodspeed

/s/ PAUL KAPIOSKI	Director	December 16, 2016
Paul Kapioski

Signature	Title	Date

/s/ DARIOUSH KHALEDI	Director	December 16, 2016
Darioush Khaledi

/s/ MARK KIDD	Director	December 16, 2016
Mark Kidd

/s/ JOHN D. LANG	Director	December 16, 2016
John D. Lang

/s/ ROGER M. LAVERTY, III	Director	December 16, 2016
Roger M. Laverty, III

/s/ JAY T. MCCORMACK	Director	December 16, 2016
Jay T. McCormack

/s/ G. ROBERT McDOUGALL	Director	December 16, 2016
G. Robert MCDougall

/s/ JOHN NAJJAR	Director	December 16, 2016
John Najjar

/s/ GREGORY A. SAAR	Director	December 16, 2016
Gregory A. Saar

	Director	December , 2016
Thomas S. Sayles

/s/ MIMI R. SONG	Director	December 16, 2016
Mimi R. Song

/s/ MICHAEL S. TRASK	Director	December 16, 2016
Michael S. Trask

/s/ KENNETH R. TUCKER	Director	December 16, 2016
Kenneth Ray Tucker

/s/ RICHARD L. WRIGHT	Director	December 16, 2016
Richard L. Wright

Schedule II

Valuation and Qualifying Accounts

For the Fiscal Years Ended October 1, 2016, October 3, 2015 and September 27, 2014

(dollars in thousands)
	Balance at Beginning of Period	Additions (Reductions) Charged (Credited) to Costs and Expense	Write-Offs (a)	Balance at end of Period

Year ended September 27, 2014:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,586	$123	$(364)	$3,345
Year ended October 3, 2015:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$3,345	$2,029	$(1,149)	$4,225
Year ended October 1, 2016:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts and notes receivable	$4,225	$560	$(1,200)	$3,585

(a)	Accounts written off, net of recoveries.