Form 10-Q
period 2016-12-31
UNIFIED GROCERS, INC.
filed 2017-02-14
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of January 28, 2017, the number of shares outstanding was:

Class A: 121,450 shares; Class B: 403,367 shares; Class C: 15 shares; Class E: 103,132 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)
	December 31,	October 1,
	2016	2016
Assets

Current assets:
Cash and cash equivalents	$1,555	$3,369
Accounts and current portion of notes receivable, net of allowances of $2,524 and $3,584 at December 31, 2016 and October 1, 2016, respectively	185,983	182,940
Inventories	251,880	251,502
Prepaid expenses and other current assets	9,059	9,343
Deferred income taxes	4,098	4,098
Assets held for sale – current	5,429	5,429
Total current assets	458,004	456,681
Properties and equipment, net	143,663	149,506
Investments	12,551	12,729
Notes receivable, less current portion and net of allowances of $0 at December 31, 2016 and October 1, 2016	13,816	13,397
Goodwill	37,846	37,846
Other assets, net	107,404	110,889
Total Assets	$773,284	$781,048
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$221,099	$248,576
Accrued liabilities	41,564	44,331
Current portion of notes payable	24,406	24,491
Members’ deposits and estimated patronage dividends	9,140	8,880
Liabilities held for sale – current	—	—
Total current liabilities	296,209	326,278
Notes payable, less current portion	253,414	229,741
Long-term liabilities, other	183,587	185,202
Members’ and Non-Members’ deposits	9,342	8,775
Commitments and contingencies

Shareholders' equity:
Class A Shares: 500,000 shares authorized, 121,450 and 122,500 shares outstanding at December 31, 2016 and October 1, 2016, respectively	22,873	23,088
Class B Shares: 2,000,000 shares authorized, 403,367 and 410,537 shares outstanding at December 31, 2016 and October 1, 2016, respectively	73,942	75,198
Class E Shares: 2,000,000 shares authorized, 112,714 and 114,691 shares outstanding at December 31, 2016 and October 1, 2016, respectively	11,271	11,469
Retained earnings – allocated	19,522	18,106
Retained earnings – non-allocated	6,864	6,864
Total retained earnings	26,386	24,970
Receivable from sale of Class A Shares to Members	(63)	(78)
Accumulated other comprehensive loss	(103,677)	(103,595)
Total shareholders' equity	30,732	31,052
Total Liabilities and Shareholders' Equity	$773,284	$781,048

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings (Loss) – Unaudited

(dollars in thousands)
	Thirteen Weeks Ended
	December 31, 2016	January 2, 2016
Net sales (gross billings including vendor direct arrangements were $980,116 and $999,246 for the thirteen weeks ended December 31, 2016 and January 2, 2016, respectively)	$961,159	$972,865
Cost of sales	890,043	899,484
Distribution, selling and administrative expenses	66,458	70,150
Operating income	4,658	3,231
Interest expense	(2,746)	(2,482)
Earnings before estimated patronage dividends and income taxes	1,912	749
Estimated patronage dividends	—	(2,412)
Earnings (loss) before income taxes	1,912	(1,663)
Income tax provision	—	(14)
Net earnings (loss) from continuing operations	1,912	(1,677)
Loss from discontinued operations, net of income tax	—	(152)
Net earnings (loss)	$1,912	$(1,829)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings (Loss) – Unaudited

(dollars in thousands)
	Thirteen Weeks Ended
	December 31, 2016	January 2, 2016
Net earnings (loss)	$1,912	$(1,829)
Other comprehensive earnings (loss), net of income taxes:
Unrealized net holding loss on investments, net of income tax expense (benefit) of $0 and $(29) for the thirteen weeks ended December 31, 2016 and January 2, 2016, respectively	(445)	(53)
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service credits during the period, and changes in unrecognized gains and losses, net of income tax expense of $199 and $26 for the thirteen weeks ended December 31, 2016 and January 2, 2016, respectively	363	47
Comprehensive earnings (loss)	$1,830	$(1,835)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)
	Thirteen Weeks Ended
	December 31,	January 2,
	2016	2016
Cash flows from operating activities:
Net earnings (loss)	$1,912	$(1,829)
Less: Loss on sale of discontinued operations	—	(152)
Net gain (loss) from continuing operations	1,912	(1,677)
Adjustments to reconcile net loss to net cash provided (utilized) by operating activities:
Depreciation and amortization	6,531	7,976
Provision for doubtful accounts	438	110
Loss on sale of properties and equipment	32	66
Loss on sale of Bakery operations	1,460	—
Loss on equity method investment	178	—
(Increase) decrease in assets:
Accounts receivable	(1,112)	(1,079)
Inventories	(850)	28,232
Prepaid expenses and other current assets	284	1,938
Decrease in liabilities:
Accounts payable	(27,883)	(54,000)
Accrued liabilities	(2,767)	(554)
Long-term liabilities, other	(1,053)	(343)
Net cash utilized by continuing operating activities	(22,830)	(19,331)
Net cash utilized by sale of discontinued operations	—	(152)
Net cash utilized by continuing operating activities	(22,830)	(19,483)
Net cash utilized by discontinued operating activities	—	—
Net cash utilized by operating activities	(22,830)	(19,483)
Cash flows from investing activities:
Purchases of properties and equipment	(1,161)	(1,458)
Proceeds from sale of discontinued operations	—	26,222
Origination of notes receivable	(620)	(96)
Collection of notes receivable	822	568
Proceeds from sale of properties and equipment	26	—
Increase in other assets	(270)	(5,319)
Net cash (utilized) provided by continuing investing activities	(1,203)	19,917
Net cash utilized by discontinued operations	—	—
Net cash (utilized) provided by investing activities	(1,203)	19,917
Cash flows from financing activities:
Net borrowings under secured credit agreements	28,800	1,200
Borrowings under notes payable	—	644
Repayments of notes payable	(5,212)	(3,391)
Payment of deferred financing fees	(46)	(10)
Increase (decrease) in Members’ deposits and estimated patronage dividends	260	(561)
Increase in Members’ and Non-Members' deposits	567	1,416
Decrease in receivable from sale of Class A Shares to Members, net	15	30
Repurchase of shares from Members	(2,165)	—
Net cash provided (utilized) by financing activities	22,219	(672)
Net decrease in cash and cash equivalents from continuing operations	(1,814)	(238)
Cash and cash equivalents at beginning of year	3,369	3,056
Cash and cash equivalents at end of period	$1,555	$2,818
Supplemental disclosure of cash flow information:
Interest paid during the period	$2,426	$1,978
Income taxes paid during the period	$—	$—
Supplemental disclosure of non-cash items:
Receivable for proceeds from sale of properties and equipment	$2,990	$—
Capital leases	$—	$1,445
Loss on equity method investment	$178	$—

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.	BASIS OF PRESENTATION

The consolidated condensed financial statements include the accounts of Unified Grocers, Inc. and all its subsidiaries (the “Company” or “Unified”). Inter-company transactions and accounts with subsidiaries have been eliminated. The interim financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations promulgated by the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been omitted pursuant to SEC rules and regulations; nevertheless, management believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K for the year ended October 1, 2016 filed with the SEC. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements.  This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable.  At December 31, 2016 and October 1, 2016, the Company had book overdrafts of $76.3 million and $73.8 million, respectively, classified in accounts payable and included in cash provided by operating activities.

2.	DISCONTINUED OPERATIONS/ASSETS HELD FOR SALE

On October 7, 2015 (the “Closing Date”), the Company completed the sale of all of the outstanding shares of the Company’s wholly owned subsidiary, Unified Grocers Insurance Services (“UGIS”), to AmTrust Financial Services, Inc. (“AmTrust” or the “Buyer”) pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and AmTrust dated as of April 16, 2015.  As of the Closing Date, UGIS owned all of the outstanding shares of the capital stock of Springfield Insurance Company (“SIC”) and Springfield Insurance Company Limited (Bermuda) (“SICL,” and collectively with UGIS and SIC, the “Acquired Companies”).  For additional information, see Note 2 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 1, 2016. Prior to the sale of UGIS to AmTrust, the Acquired Companies were reported by the Company as a segment identified as the Insurance segment (“Insurance”).

At the Closing Date, AmTrust and the Company also entered into a Master Services Agreement for a term of five (5) years, pursuant to which, among other things, each party agreed to provide the other with certain transition services relating to the business of the Acquired Companies.  AmTrust also agreed to pay the Company an annual payment following each of the first five years (ended December 31) of the term of the Master Services Agreement (each, an “Earn-Out Payment”).  Each Earn-Out Payment will be equal to four and one-half percent (4.5%) of gross written premiums on or attributable to all insurance policies purchased through AmTrust during the applicable year by Unified and its Members (see Note 5) or customers. The Company has recorded a receivable of $0.8 million due in Earn-Out Payments through December 31, 2016.

Under the terms of the Stock Purchase Agreement with AmTrust, if during the five-year period following the Closing Date of the sale, the insurance reserves in respect of any accident arising prior to the closing of the sale of UGIS and covered by an insurance policy written by an insurance subsidiary prior to January 1, 2015 increase as a result of adverse development, the Company must pay AmTrust for the amount of the insurance reserve increase on a dollar for dollar basis, up to a maximum of $1 million in the aggregate. In addition, to the extent the increase in insurance reserves as a result of adverse development exceeds $1 million, AmTrust is entitled to offset up to a maximum of an additional $2 million of that increase from future Earn-Out Payments due to the Company under the Stock Purchase Agreement. See Item 1.01, “Entry into a Material Definitive Agreement,” including Exhibit 99.1, “Stock Purchase Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of April 16, 2015” thereto, of our Current Report on Form 8-K, filed on April 22, 2015, and Item 2.01, “Completion of Acquisition or Disposition of Assets,” including

Exhibit 99.2, “Master Services Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of October 7, 2015” thereto, of our Current Report on Form 8-K, filed on October 14, 2015, for additional information. The Company believes that these insurance reserves were adequate at the time of the sale of UGIS.  The Company’s potential exposure under the Stock Purchase Agreement as a result of adverse development as of December 31, 2016 was $1.8 million.

AmTrust performs its actuarial studies once a year as of December 31. The first reserve measurement that would be taken into account for purposes of determining the amount of any payment or offset pursuant to the Stock Purchase Agreement with respect to adverse development affecting these insurance reserves covered the period ended December 31, 2016.  In late January 2017, AmTrust provided the Company with its initial assessment of adverse development with respect to these insurance reserves.  AmTrust’s assessment is that the amount of adverse development as of December 31, 2016 exceeds $1.8 million, the full amount of the Company’s exposure as of December 31, 2016 described above.  Once the Company has received adequate information as contemplated in the Stock Purchase Agreement, management will evaluate AmTrust’s assessment and determine whether there is any material impact on the insurance reserves and the Earn-Out Payment earned by the Company.

The Company’s historical financials have been revised to present the operating results of the Acquired Companies as discontinued operations.

Summarized results of the discontinued operations are as follows for the thirteen weeks ended December 31, 2016, and January 2, 2016:

(dollars in thousands)	Thirteen Weeks Ended
	December 31, 2016	January 2, 2016
Revenue	$—	$—
(Loss) earnings from discontinued operations	—	(152)
Benefit (provision) for income taxes	—	—
(Loss) earnings from discontinued operations net of tax	$—	$(152)

The operating results of the Acquired Companies were historically reported as the results of operations included in the Insurance segment.

Assets Held for Sale

In July 2016, the Company ceased operating its Southern California Dairy Division manufacturing facility (see Part I, Item 1, “Business – Recent Developments – Dairy Divisions” of the Company’s Annual Report on Form 10-K for the year ended October 1, 2016 for additional information).  Due to the closure of this facility, land, building and property improvements totaling $5.4 million have been reclassified to assets held for sale – current on the accompanying consolidated condensed balance sheets at both December 31, 2016 and October 1, 2016.  Management believes the carrying amount of such assets will be recovered principally through a sale transaction rather than continuing use and the sale of the assets (or disposal group) is probable, and transfer of the assets (or disposal group) is expected to qualify for recognition as a completed sale within one year of the Company’s fiscal year ended October 1, 2016.  The Company evaluated these assets for impairment at December 31, 2016 and October 1, 2016 and concluded there was no impairment of these assets as the Company is actively marketing these assets and has received offers in excess of their carrying amount.  See Note 3 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.

Sale of Los Angeles Bakery Facility

On December 31, 2016, the Company completed the sale of its Bakery operations.  The buyer will continue to offer the Company’s Members a private label offering for bread and an expanded product offering for the Company’s Southern California Members.  The buyer paid the Company $3.0 million for the Company’s Bakery facility, related equipment, inventory, and customer list.  In addition, the buyer intends to retain substantially all union and non-union Bakery associates and assume the related union contract and union pension obligations. The Company recorded a $1.4 million loss on the sale of the Bakery operations.

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

Concentration of credit risk.    The Company’s largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Cash & Carry Stores, LLC) constituted approximately 16% and 52%, respectively, of total net sales for the thirteen week period ended December 31, 2016.  The Company’s ten customers with the largest accounts receivable balances accounted for approximately 43% and 41% of total accounts receivable at December 31, 2016 and at October 1, 2016, respectively.  Management believes that receivables are well diversified and that the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of December 31, 2016:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$10,376	$—	$—	$10,376
Total	$10,376	$—	$—	$10,376

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 1, 2016:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$10,640	$—	$—	$10,640
Total	$10,640	$—	$—	$10,640

Mutual funds are valued by the Company based on information received from a third party.  These assets are valued based on quoted prices in active markets (Level 1 inputs).  As of December 31, 2016 and October 1, 2016, respectively, $10.4 million and $10.6 million of mutual funds, held in rabbi trusts to provide for employee benefit obligations, are included in other assets in the Company’s consolidated condensed balance sheets.  For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs).  The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation.

The Company did not have any significant transfers into or out of Levels 1 and 2 during the thirteen week period ended December 31, 2016.

Notes payable.    The fair values of borrowings under the Company’s credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations.  The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $276.2 million and $253.6 million compared to their carrying value of $277.8 million and $254.2 million at December 31, 2016 and October 1, 2016, respectively.  These fair values were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 2 inputs).

4.	INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
December 31 , 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$12,551
Total investments				$12,551

(dollars in thousands)
October 1, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$12,729
Total investments				$12,729

During the interim period ended December 31, 2016 and the fiscal year ended October 1, 2016, the Company did not hold any trading or held-to-maturity securities.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended
	December 31, 2016	October 1, 2016
Dividend Income	$—	$11
	—	11
Less: investment expenses	—	—
	$—	$11

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting.  The Company evaluated its equity investments for impairment as of December 31, 2016, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $8.4 million and $8.6 million at December 31, 2016 and October 1, 2016, respectively.  Western Family is a privately held company located in Oregon that provides procurement, quality assurance, packaging and other services exclusively for its member-owners from which the Company purchases food and general merchandise products. The investment represents approximately a 20.3% and 17.2% ownership interest at December 31, 2016 and October 1, 2016, respectively.  The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family.  The investment is accounted for using the equity method of accounting.

In June 2016, Western Family reached an agreement with Topco Associates, LLC (“Topco”), a cooperative, authorizing Topco to procure, manage and market Western Family’s private label brands, including the Western Family and Natural Directions national brand equivalent corporate brands that are sold through the Company.  Western Family will continue to own its private label brands and Unified will continue its ownership in Western Family.  Western Family announced that the transition of procurement and marketing to Topco will take several months, with all orders and invoices continuing through Western Family until that time.  When the transition of the products is complete, Western Family’s headquarters in

Oregon will close and Western Family will lay off the majority of its workforce.  In conjunction with its agreement with Topco, Western Family provided its investors an estimate of the anticipated costs for the closure of its headquarters, and the Company accordingly reduced its investment in Western Family by its proportionate share of such costs in the amount of $0.4 million in fiscal 2016.  In addition, Western Family provided its investors updated financial information as of November 30, 2016, and the Company further reduced its investment by its proportionate ownership share in the amount of $0.2 million as of December 31, 2016.

As discussed in Part I, Item 1, “Business – Products – Corporate Brands” of our Annual Report on Form 10-K for the year ended October 1, 2016, the Company currently sells products under national brand equivalent and value-oriented corporate brands.  During fiscal 2016, the Company joined Topco concurrent with an investment of $60 thousand in Topco’s capital stock.  Topco is a privately held company headquartered in Illinois that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies.  Commencing in the fourth quarter of fiscal 2016, the Company began transitioning to Topco as its primary supplier for the Company’s Springfield national brand equivalent corporate brand and its value-oriented Special Value corporate brand products.  In addition, Topco serves as the Company’s sole-source supplier for general merchandise and health and beauty care products under its TopCare label. The investment is accounted for using the cost method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative, and therefore, its participants are required to own its Class B common stock.  The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both December 31, 2016 and October 1, 2016.  The Company recognized zero and $6 thousand of dividend income from NCB for the thirteen weeks ended December 31, 2016 and January 2, 2016, respectively.

5.	SEGMENT INFORMATION

Unified is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. The Company’s customers range in size from single store operators to regional supermarket chains.  The Company sells a wide variety of products typically found in supermarkets.  The Company’s customers are comprised of its owners (“Members”) and non-owners (“Non-Members”).  Our focus is on our Members, but we also do business with Non-Member customers.  For the thirteen weeks ended December 31, 2016, approximately 68% of our net sales were to Members.  The Company reports all product sales in its only segment, Wholesale Distribution.  The Company also provides support services, including financing, to its customers through the Wholesale Distribution segment and through separate subsidiaries.  Finance activities are grouped within Unified’s All Other business activities.  The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision maker (the Chief Executive Officer) to manage the business and, accordingly, has identified the following reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products.  Support services (other than financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment.  As of, and for the thirteen weeks ended, December 31, 2016, the Wholesale Distribution segment collectively represented approximately 96% of the Company’s total assets and nearly 100% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products.  They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through the Company’s wholly-owned subsidiary, Unified International, Inc.  Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery and dairy products.  Net sales within the Wholesale Distribution segment include $650.3 million and $653.6 million, or 67.7% and 67.2% of total Wholesale Distribution segment net sales, for the thirteen weeks ended December 31, 2016 and January 2, 2016, respectively, attributable to sales of non-perishable products, and $310.6 million and $318.8 million, or 32.3% and 32.8% of total Wholesale Distribution segment net sales, for the thirteen weeks ended December 31, 2016 and January 2, 2016, respectively, attributable to sales of perishable products.  Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services (other than financing), which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

Transactions involving certain vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California.  “Gross billings,” an internal financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $979.9 million and $999.0 million for the thirteen weeks ended December 31, 2016 and January 2, 2016, respectively.

•	Assets Held for Sale

o

In the prior year, as discussed in Note 2, “Discontinued Operations/Assets Held For Sale,” the Company’s Southern California Dairy Division manufacturing facility ceased operating and the remaining assets have been classified as assets held for sale in the Company’s consolidated condensed balance sheets.  As of December 31, 2016, the Company’s former dairy manufacturing facility accounted for approximately 1% of total assets.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, Grocers Capital Company, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.  As of, and for the thirteen weeks ended, December 31, 2016, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segment is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended
	December 31, 2016	January 2, 2016
Net sales
Wholesale distribution: Gross billings	$979,856	$998,952
Less: Gross billings through vendor direct arrangements	(18,957)	(26,381)
Wholesale distribution: Net sales	960,899	972,571
All other	412	435
Inter-segment eliminations	(152)	(141)
Total net sales	$961,159	$972,865
Operating income
Wholesale distribution	$4,555	$3,092
All other	103	139
Total operating income	4,658	3,231
Interest expense	(2,746)	(2,482)
Estimated patronage dividends	—	(2,412)
Income tax provision	—	(14)
Net earnings (loss) from continuing operations	$1,912	$(1,677)
Loss from discontinued operations, net of tax	—	(152)
Net earnings (loss)	$1,912	$(1,829)
Depreciation and amortization
Wholesale distribution	$6,531	$7,956
All other	—	20
Total depreciation and amortization	$6,531	$7,976
Capital expenditures
Wholesale distribution	$1,161	$1,458
All other	—	—
Total capital expenditures	$1,161	$1,458
Identifiable assets at December 31, 2016 and January 2, 2016
Wholesale distribution	$745,077	$785,913
Assets held for sale	$5,429	—
All other	22,778	22,821
Total identifiable assets	$773,284	$808,734

6.	NOTES PAYABLE

The Company is party to an Amended and Restated Credit Agreement dated as of June 28, 2013, as amended in fiscal 2014, fiscal 2015 and fiscal 2016 (as so amended, the “Credit Agreement”), among the Company, the lenders party thereto, and Wells Fargo Bank, National Association (“N.A.”), as administrative agent (“Administrative Agent”).  See Note 7 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 1, 2016 for a full description of the Credit Agreement and the amendments thereto.

The Company’s outstanding revolver borrowings under the Credit Agreement increased to $166.4 million at December 31, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.73% per annum) from $137.6 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 3.05% per annum).  The Company’s outstanding FILO borrowings under the Credit Agreement were $13.1 million at December 31, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 4.01% per annum) and $15.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 4.29% per annum). The Company’s outstanding term loan borrowings under the Credit Agreement were $80.0 million at December 31, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.76% per annum) and $82.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.52% per annum).

Subsidiary Financing Arrangement

GCC is party to an Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 as amended by Amendment Number One dated as of June 26, 2015 and further amended by Amendment Number Two dated as of September 23, 2016 (as so amended, the “GCC Loan Agreement”), by and among GCC, the lenders party thereto, and ZB, N.A., dba California Bank & Trust (“CBT”), as Arranger and Administrative Agent.  On December 22, 2016, GCC entered into Amendment Number Three (the “GCC Loan Amendment”) to the GCC Loan Agreement, by and among GCC, the lenders party thereto, and CBT, as Arranger and Administrative Agent.  The GCC Loan Amendment extends the maturity date of the GCC Loan Agreement, which was previously December 31, 2016, to March 31, 2018, with a total commitment in the principal amount of $15 million.  See Item 1.01. “Entry into a Material Definitive Agreement” and Item 2.03. “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of the Company’s Current Report on Form 8-K, filed on December 23, 2016, for additional information.

GCC’s revolving loan borrowings outstanding were $15.0 million at both December 31, 2016 and October 1, 2016.

7.	PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors a cash balance plan (“Unified Cash Balance Plan”).  The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all employees of the Company who are not subject to a collective bargaining agreement.  Participants’ balances receive an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%.  Benefits under the Unified Cash Balance Plan are provided through a trust.  Prior to the end of fiscal 2014, the Company amended the Unified Cash Balance Plan to close the plan to new entrants effective December 31, 2014.  In addition, the plan was frozen at December 31, 2014 such that current participants will no longer accrue salary-based service credits based on years of service with the Company and pensionable compensation after that date.  The annual interest credit as described above will continue for participants active in the plan as of December 31, 2014.  Selected groups of vested terminated participants were each given one-time opportunities to elect a lump sum distribution of their benefits from the plan’s assets or immediate receipt of an annuity in December 2016 and December 2015.  As a result, benefit payments of $6.3 million and $8.7 million, respectively, were distributed from the plan’s assets to those participants who elected such option prior to the end of the Company’s first quarters ended December 31, 2016 and January 2, 2016.

The Company also sponsors an Executive Salary Protection Plan III (“ESPPIII”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant's salary and years of service as an officer of the Company.  This plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012.  This plan was replaced in fiscal 2013 with the Company’s Supplemental Executive Retirement Plan (see discussion below).  The Company has informally funded its obligation to plan participants in a rabbi trust, comprised primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.  In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company.  In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statements of earnings (loss).  The cash surrender value of such life insurance policies aggregated to $21.4 million and $22.4 million at December 31, 2016 and October 1, 2016, respectively, and are included in other assets in the Company’s consolidated condensed balance sheets.  Mutual funds reported at their estimated fair value of $7.1 million and $7.3 million at December 31, 2016 and October 1, 2016, respectively, are included in other assets in the Company’s consolidated condensed balance sheets.  The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to the Company’s creditors’ claims in the event of its insolvency.  The trust assets are excluded from ESPPIII plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.”  The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $40.2 million at both December 31, 2016 and October 1, 2016 is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and officers and provide unused sick leave benefits for certain eligible union employees.  Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen weeks ended December 31, 2016 and January 2, 2016 consist of the following:

(dollars in thousands)
	Pension Benefits		Other Postretirement Benefits
	Thirteen Weeks Ended		Thirteen Weeks Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Service cost	$44	$95	$6	$9
Interest cost	2,252	2,566	229	271
Expected return on plan assets	(3,350)	(3,644)	—	—
Amortization of prior service credit	—	(2)	(159)	(312)
Recognized actuarial loss (gain)	830	516	(110)	(129)
Net periodic benefit income	$(224)	$(469)	$(34)	$(161)

The Company’s funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes.  During August 2014, legislation to extend pension funding relief was enacted as part of the Highway and Transportation Funding Act of 2014 (“HATFA”).  As a result, the Company expects to make no estimated minimum contributions to the Unified Cash Balance Plan during fiscal 2017 for the 2016 plan year, and there will be no quarterly contributions required for the 2017 plan year.  At its discretion, the Company may contribute in excess of the minimum (zero) requirement.  Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments.

Additionally, the Company anticipates making benefit payments of $3.9 million to participants in the ESPPIII for the 2017 plan year.  The Company made benefit payments of $0.3 million to participants in the ESPPIII during the thirteen weeks ended December 31, 2016 for the 2017 plan year.

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

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer.  The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year.  Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested.  Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized for the purpose of debiting or crediting additional amounts to each participant’s account.  The Company informally funds its obligation to plan participants in a rabbi trust, comprised of mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.  Mutual funds reported at their estimated fair value of $3.1 million at both December 31, 2016 and October 1, 2016 are included in other assets in the Company’s consolidated condensed balance sheets.  The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $4.7 million and $4.8 million at December 31, 2016 and October 1, 2016, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

The SERP is accounted for pursuant to FASB ASC section 715-70, “Compensation – Retirement Benefits – Defined Contribution Plans” (“ASC 715-70”).  SERP participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant.  ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”).  The Company is accruing the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service).  The related benefit expense was $ 0.4 million for each of the thirteen weeks ended December 31, 2016 and January 2, 2016, respectively.

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

9.	ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

The balance and components of the change in accumulated other comprehensive earnings (loss), net of taxes, are as follows:

(dollars in thousands)
	Unrealized Net Holding Gain (Loss) on Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans Items	Total
Beginning balance, October 1, 2016	$110	$(103,705)	$(103,595)

Other comprehensive loss before reclassifications	(445)	—	(445)
Reclassification adjustment for gains included in net earnings (loss)	—	363	363
Net current period other comprehensive (loss) gain	(445)	363	(82)
Ending balance, December 31, 2016	$(335)	$(103,342)	$(103,677)

The reclassifications out of accumulated other comprehensive earnings (loss) for the thirteen weeks ended December 31, 2016 and January 2, 2016 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Thirteen Weeks Ended
	December 31, 2016	January 2, 2016
Unrealized net holding gain (loss) on investments:
Realized gains (losses) – Wholesale Distribution segment	$—	$—	Distribution, selling and administrative expenses
	—	—	Earnings (loss) before income taxes
	—	—	Income taxes
	$—	$—	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	$159	$314	(a)
Amortization of actuarial losses	(721)	(387)	(a)
	(562)	(73)	Earnings (loss) before income taxes
	199	26	Income tax provision
	$(363)	$(47)	Net earnings (loss)
Total reclassifications for the period	$(363)	$(47)	Net earnings (loss)

(a)

These accumulated other comprehensive earnings (loss) components are included in the computation of net periodic benefit cost for pension and postretirement benefit plans.  See Note 7, “Pension and Other Postretirement Benefits” for further information.

10.	RELATED PARTY TRANSACTIONS

Members affiliated with directors of the Company make purchases of merchandise from the Company and also may receive benefits and services that are of the type generally offered by the Company to its similarly situated eligible Members.  Such Members may enter into loan agreements, lease guarantees and subleases.  Additionally, during the course of its business, the Company enters into individually negotiated supply agreements with its Members. These agreements typically require the Member to purchase certain agreed amounts of its merchandise requirements from the Company and obligate the Company to supply such merchandise under agreed terms and conditions relating to such matters as pricing and delivery.  Since such programs are only available to Members of the Company, it is not possible to assess whether transactions with Members of the Company, including entities affiliated with directors of the Company, are less favorable to the Company than similar transactions with unrelated third parties. However, management believes such transactions are on terms that are generally consistent with terms available to other Members similarly situated.

The Company has a Related Party Transactions Policy (“RPT Policy”) which was adopted by the Board on May 18, 2016. The RPT Policy requires certain “Related Party Transactions” (as defined therein) to be identified, reviewed and approved by the Company’s Disclosure Committee, which is comprised of selected employees of the Company and which analyzes such Related Party Transactions for disclosure as required by relevant regulations and accounting guidance. The majority of transactions between Unified and its Members are part of the Company’s standard suite of products, services, and programs available to its Members. The criteria for participation in these transactions are the same as for all similarly situated Members. The RPT Policy identifies these transactions as “Ordinary Course” transactions which are not subject to review by the Disclosure Committee, but are otherwise documented within the Company. Such services and programs include gross billings, supply agreements, inventory deferral loan agreements, and other published programs.

Unified occasionally, but not regularly, enters into significant transactions with its Members. The RPT Policy establishes a process for the Disclosure Committee to review and elevate such transactions to the Related Party Sub-Committee (comprised of three independent directors who are not shareholders of the Company) of the Audit Committee of the Board of Directors for review and approval. Transactions required to be reviewed by the Related Party Sub-Committee include, but are not limited to, non-inventory loans which exceed $120,000, all loans which include terms that are not similar to those that would be received by similarly situated Members or customers, guarantees of leases and subleases, and other unique transactions other than the “Ordinary Course” transactions described above.

During the first quarter of fiscal 2017, Jon’s Markets, a Member affiliated with John Berberian, a Unified Member-Director, exercised an option to extend a sublease for a five-year term expiring in 2022.

As of the date of this report, other than as indicated above, there have been no material changes to the related party transactions disclosed in Note 20 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 1, 2016.

11.	RECENTLY ADOPTED AND RECENTLY ISSUED AUTHORITATIVE ACCOUNTING GUIDANCE

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”).  To simplify the subsequent measurement of goodwill, ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, ASU No. 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  Therefore, the same impairment assessment applies to all reporting units.  An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU No. 2017-04 commencing in the first quarter of fiscal 2021. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business” (“ASU No. 2017-01”).  ASU No. 2017-01 provides additional guidance to help evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses.  ASU No. 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2017-01 commencing in the first quarter of fiscal 2019. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” (“ASU No. 2016-20”). The amendments in ASU No. 2016-20 make certain clarifications on topics that are not deemed to be within the scope of Topic 606.  For example, the standard clarifies that when performing impairment testing pursuant to ASC subtopic 340-40, “Other Assets and Deferred Costs—Contracts with Customers,” an entity should consider expected contract renewals and extensions and include both the amount of consideration it already has received but has not recognized as revenue and the amount it expects to receive in the future.  In addition, the amendments in ASU No. 2016-20 provide optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue and also expand the information that is required to be disclosed when an entity applies one of the optional exemptions.  ASU No. 2016-20 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2016-20 commencing in the first quarter of fiscal 2019. The Company does not believe this standard will have a material impact on its consolidated financial statements; however, the Company is currently assessing the impact this standard may have on the related expansion of its footnote disclosures.

In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements” (“ASU No. 2016-19”). The amendments in ASU No. 2016-19, among other things, simplify and improve certain guidance on the term “participating insurance” (as applied to defined benefit pension and postretirement plans and insurance) and remove the term “debt” as used in troubled debt restructuring from the Master Glossary to avoid confusion with other topics. The changes are not expected to affect current accounting practices, rather they are intended to simplify and improve the readability of certain guidance. ASU No. 2016-19 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 14, 2016.  The Company adopted ASU No. 2016-19 commencing in the first quarter of fiscal 2017. The adoption of ASU No. 2016-19 did not have a material impact on the Company’s consolidated financial statements or the related footnote disclosures.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2016-18”). The amendments in ASU No. 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 does not provide a definition of restricted cash or restricted cash equivalents. ASU No. 2016-18 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2016-18 commencing in the first quarter of fiscal 2019. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” (“ASU No. 2016-16”). ASU No. 2016-16 requires recognition of the income tax consequences of an intraentity transfer of an asset other than inventory when the transfer occurs. ASU No. 2016-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company will adopt ASU No. 2016-16 commencing in the first quarter of fiscal 2019. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

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

In April 2015, the FASB issued ASU No. 2015-04, “Compensation – Retirement Benefits (Topic 715) – Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets” (“ASU No. 2015-04”).  ASU No. 2015-04 provides an entity whose fiscal year does not coincide with a calendar month-end to utilize a practical expedient for the measurement of the entity’s defined benefit plan assets.  The practical expedient allows an entity to measure its plan assets as of the nearest calendar month-end that is closest to the entity’s fiscal year-end.  The month-end selected must be consistently used amongst all plans if an entity has more than one plan and must be applied consistently from year to year.  ASU No. 2015-04 also provides guidance for significant events that occur between the entity’s fiscal year-end and the month-end selected for measurement.  If the event is an entity-initiated event that results in a plan remeasurement, then the plan assets must also be revalued (there is a practical expedient allowed similar to the overall practical expedient).  If the event is out of the entity’s control (for example, changes in market prices or interest rates), the entity is not required to remeasure the assets.  An entity must disclose the practical expedient election and the date used to measure the assets and obligations.  ASU No. 2015-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The Company adopted ASU No. 2015-04 commencing in the first quarter of fiscal 2017.  The adoption of ASU No. 2015-04 did not have a material impact on the Company’s consolidated financial statements or the related footnote disclosures.

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

Since the issuance of ASU No. 2015-03, it has been unclear whether and, if so, how ASU No. 2015-03 applies to revolving debt arrangements.  At the Emerging Issues Task Force’s June 18, 2015 meeting, the SEC staff clarified that ASU No. 2015-03 does not address debt issuance costs associated with such arrangements and announced that it would “not object to an entity deferring and presenting such costs as an asset and subsequently amortizing the costs ratably over the term of the revolving debt arrangement.”  The Company has elected to apply the accounting policy outlined by the SEC staff as stated above.  Under that policy, an entity presents remaining unamortized debt issuance costs associated with a revolving debt arrangement as an asset even if the entity currently has a recognized debt liability for amounts outstanding under the arrangement.  Further, such costs are amortized over the life of the arrangement even if the entity repays previously drawn amounts.

For public entities, ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The Company adopted ASU No. 2015-03 commencing in the first quarter of fiscal 2017.  The adoption of ASU No. 2015-03 did not have a material impact on the Company’s consolidated financial statements or the related footnote disclosures.

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

We sell a wide variety of products typically found in supermarkets, including dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise, health and beauty care, service deli, service bakery, meat, eggs, produce and dairy products.  We also provide financing services to our customers, as well as various support services, including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services.  Our Wholesale Distribution segment represents nearly 100% of our total net sales.  The availability of specific products and services may vary by geographic region.  We have three separate geographical and marketing regions:  Southern California, Northern California and the Pacific Northwest.

Our customers are comprised of our owners (“Members”) and non-owners (“Non-Members”).  Our focus is on our members, but we also do business with Non-Member customers.  Our Members operate grocery stores and supermarkets that range in size from single store operators to regional supermarket chains.  Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits.  Customers who purchase less than $1 million annually from us would not generally be considered for membership, while customers who purchase over $3 million annually from us are typically required to become Members.  See Part I, Item 1. “Business – Member Requirements,” Part I, Item 1. “Business – Capital Shares” and Part I, Item 1. “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.  The membership requirements, including purchase and capitalization requirements, may be modified at any time at the discretion of our Board of Directors (the “Board”).

Earnings from patronage activities, excluding our finance and international subsidiaries, conducted with our Members (“Patronage Business”) are eligible for distribution to our Members in the form of patronage dividends based upon our earnings from such Patronage Business during a fiscal year. An entity that does not meet Member purchase requirements may conduct business with us as a Non-Member customer.  We may also grant an entity that meets our Member purchase requirements the ability to conduct business with us as a Non-Member customer. Non-Member customers are not entitled to receive patronage dividends. We retain the earnings from our subsidiaries and from business conducted with Non-Members (collectively, “Non-Patronage Business”).

Historically, the Board has approved the payment of patronage dividends and the form of such payment for our three patronage earnings divisions:  the Cooperative Division, the Southern California Dairy Division (through June 2016) and the Pacific Northwest Dairy Division (through May 2016).  In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility but continue offering fluid milk and other products, including our private label brands, to our Members and customers through Alta-Dena Certified Dairy, LLC, a wholly-owned subsidiary of Dean Foods Company (“Dean Foods Company”).  Coincident with this change, we no longer pay patronage dividends on products supplied by Dean Foods Company for the Southern California Dairy Division.  In addition, the Pacific Northwest Dairy Division ceased paying patronage dividends on sales of dairy products after May 2016.   Upon discontinuing our dairy patronage dividend program to our Members, we reduced the pricing on our dairy products accordingly.  We have no expectation of paying dairy patronage dividends in the future.

Beginning in fiscal 2015, earnings from sales of food products such as Hispanic, other ethnic, gourmet, natural, organic and other specialty foods sold to Members through our Market Centre division (included in our Wholesale Distribution segment) are included in patronage earnings and may be eligible for patronage distributions. See Part I, Item 1. “Business – Company Structure and Organization – Wholesale Business – Wholesale Distribution” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional discussion.

Facilities and Transportation

We operate various warehouse and office facilities that are located in Commerce, Los Angeles, Santa Fe Springs and Stockton, California, as well as Milwaukie, Oregon and Seattle, Washington.  We also operated a bakery manufacturing facility (through December 31, 2016) in Los Angeles, which primarily served the Southern California region.  In July 2016, we ceased operating our milk, water and juice processing plant in Los Angeles, but continue offering our products to our Members and customers through Dean Foods Company.

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

We are impacted by the level of inflation and deflation in a variety of areas, including, but not limited to, sales, cost of sales, employee wages and benefits, workers’ compensation insurance and energy and fuel costs.  We typically experience significant volatility in the cost of packaged goods purchased from manufacturers and the cost of manufactured products supplied through vendor direct arrangements.  Our operating programs are designed to give us the flexibility to pass these costs on to our customers; however, we may not always be able to pass such increases on to customers on a complete or timely basis.  Any delay may result in our recovering less than all of a price increase.  It is also difficult to predict the effect that possible future purchased or manufactured (through vendor direct arrangements) product cost decreases might have on our profitability.  The effect of deflation in purchased or manufactured (through vendor direct arrangements) product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market. For example, in both the current and prior fiscal year, the deflation we have experienced in meat product cost has negatively impacted our sales; however, our margins were not similarly impacted.  Our earnings are impacted by inventory holding gains or losses, such that during inflationary periods we benefit from increased product pricing, while during periods of low inflation or deflation, these gains are reduced or eliminated.  We are subject to changes in energy costs (excluding fuels) which we may not be able to pass along to customers.  With respect to fuel costs, we assess a fuel surcharge on product shipments to address the potential volatility in fuel costs.  The fuel surcharge is indexed to allow us to recover costs over a specified level.  Our continual focus on cost control and operational efficiency improvements helps us mitigate other changes in operating costs.  See “Risk Factors – We are vulnerable to changes in general economic conditions” for additional discussion.

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

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan III, Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion).  Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions.  During the thirteen weeks ended December 31, 2016, net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in the value of life insurance and mutual fund assets, respectively. The decline in the value of such assets is deemed by management to be temporary in nature.

RECENT DEVELOPMENTS AND UPDATES

Sale of Los Angeles Bakery Facility.  On December 31, 2016, we completed the sale of our Bakery operations.  The buyer will continue to offer our Members a private label offering for bread and an expanded product offering for our Southern California Members.  The buyer paid $3.0 million for our Bakery facility, related equipment, inventory, and customer list.

In addition, the buyer intends to retain substantially all union and non-union Bakery associates and assume the related union contract and union pension obligations. We recorded a $1.4 million loss on the sale of the Bakery operations.

New Supplier for Private Label Products.  In February 2016, we joined Topco Associates, LLC (“Topco”) as a member.  Topco is a privately held company that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies.  Commencing in the fourth quarter of fiscal 2016, we began transitioning to Topco as our primary supplier for our Springfield national brand equivalent corporate brand and our value-oriented Special Value corporate brand products.  In addition, Topco serves as our sole-source supplier for general merchandise and health and beauty care products under its TopCare label.

In June 2016, Western Family Foods Inc. (“Western Family”) reached an agreement with Topco authorizing Topco to procure, manage and market Western Family’s private label brands, including the Western Family and Natural Directions national brand equivalent corporate brands that are sold through us.  Western Family will continue to own its private label brands and we will continue our ownership in Western Family.  Western Family announced that the transition of procurement and marketing to Topco will take several months, with all orders and invoices continuing through Western Family until that time.  When the transition of the products is complete, Western Family’s headquarters in Oregon will close and Western Family will lay off the majority of its workforce.  In conjunction with its agreement with Topco, Western Family provided its investors an estimate of the anticipated costs for the closure of its headquarters, and we accordingly reduced our investment in Western Family by our proportionate share of such costs in the amount of $0.4 million in fiscal 2016.  In addition, Western Family provided its investors updated financial information as of November 30, 2016, and we further reduced our investment by our proportionate ownership share in the amount of $0.2 million as of December 31, 2016.

Discontinued Operations.  On October 7, 2015 (the “Closing Date”), we completed the sale of all of the outstanding shares of our wholly owned subsidiary, Unified Grocers Insurance Services (“UGIS”), to AmTrust Financial Services, Inc. (“AmTrust”) pursuant to the terms of a Stock Purchase Agreement (the “Stock Purchase Agreement”) by and between the Company and AmTrust dated as of April 16, 2015.  As of the Closing Date, UGIS owned all of the outstanding shares of the capital stock of Springfield Insurance Company (“SIC”) and Springfield Insurance Company Limited (Bermuda) (“SICL”).  Subsequent to the sale of UGIS to AmTrust, we refer to UGIS, SIC and SICL collectively as the “former Insurance segment.”

At the Closing Date, we also entered into a Master Services Agreement with AmTrust for a term of five (5) years, pursuant to which, among other things, AmTrust agreed to pay us an annual payment following each of the first five years (ended December 31) of the term of the Master Services Agreement (each, an “Earn-Out Payment”) based on premiums written on or attributable to all insurance policies purchased through AmTrust during the applicable year by Unified and our Members or customers.  We recorded a receivable of $0.8 million due in Earn-Out Payments through December 31, 2016.

Under the terms of the Stock Purchase Agreement with AmTrust, if during the five-year period following the Closing Date of the sale of the Insurance segment, the insurance reserves in respect of any accident arising prior to the closing of the sale of UGIS and covered by an insurance policy written by an insurance subsidiary prior to January 1, 2015 increase as a result of adverse development, we must pay AmTrust for the amount of the insurance reserve increase on a dollar for dollar basis, up to a maximum of $1 million in the aggregate. In addition, to the extent the increase in insurance reserves as a result of adverse development exceeds $1 million, AmTrust is entitled to offset up to a maximum of an additional $2 million of that increase from future Earn-Out Payments due to us under the Stock Purchase Agreement.  We believe that these insurance reserves were adequate at the time of the sale of UGIS.  Our potential exposure under the Stock Purchase Agreement as a result of adverse development as of December 31, 2016 was $1.8 million. AmTrust performs its actuarial studies once a year as of December 31. The first reserve measurement that would be taken into account for purposes of determining the amount of any payment or offset pursuant to the Stock Purchase Agreement with respect to adverse development affecting these insurance reserves covered the period ended December 31, 2016.  In late January 2017, AmTrust provided us with its initial assessment of adverse development with respect to these insurance reserves. AmTrust’s assessment is that the amount of adverse development as of December 31, 2016 exceeds $1.8 million, the full amount of our exposure as of December 31, 2016 described above.  Once we have received adequate information as contemplated in the Stock Purchase Agreement, management will evaluate AmTrust’s assessment and determine whether there is any material impact on the insurance reserves and the Earn-Out Payment earned by us.

See Note 2, “Discontinued Operations/Assets Held For Sale” in Part I, Item 1, “Financial Statements – Unaudited” for additional information.

Audit Committee Investigation.  In September 2014, the Audit Committee of the Company’s Board of Directors announced that it was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries and related matters (the “Audit Committee Investigation”).  On or about November 2015, the Audit Committee Investigation concluded. We incurred approximately $2.8 million in expenses through the fiscal year ended October 1, 2016 and $0.2 million and $0.7 million, respectively, for the thirteen weeks ended December 31, 2016 and January 2, 2016 in connection with the Audit Committee Investigation.  Expenses incurred during the first quarter of fiscal 2017 are comprised primarily of legal and consulting fees.  We anticipate that these expenses will continue to diminish during fiscal 2017.  Approximately zero and $0.2 million, respectively, of these expenses were included in our loss on sale of our discontinued operations for the thirteen weeks ended December 31, 2016 and January 2, 2016.  For additional information on the Audit Committee Investigation, see Part I, Item 1, “Business –Audit Committee Investigation,” Note 2, “Audit Committee Investigation,” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended October 1, 2016.

Haggen.  In December 2014, we entered into an agreement (the “Supply Agreement”) with Haggen, a Member, to be its primary supplier in California, Arizona and Nevada (the “Pacific Southwest” stores) and a substantial supplier in Washington and Oregon.

In September 2015, Haggen filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to Haggen’s bankruptcy filing, we terminated our product Supply Agreement with Haggen. In October 2015, we entered into a trade agreement (the "Trade Agreement") with Haggen under which we continued to supply product to Haggen as a critical vendor during Haggen's Chapter 11 case. Pursuant to the Trade Agreement, Haggen paid a substantial portion of our prepetition receivable in exchange for certain shipping terms from Unified. Haggen also agreed to stipulate to an allowed administrative expense priority claim under section 503(b)(9) of the Bankruptcy Code for the balance of our prepetition claim for goods shipped to Haggen.  We also filed a proof of claim against Haggen for breach of contract damages related to the termination of the Supply Agreement and various ancillary agreements. Such claim would be treated as a general unsecured claim in the Haggen chapter 11 cases. Haggen has moved the Bankruptcy Court for a final extension of the debtors’ exclusive period to file a chapter 11 plan through  March 8, 2017; and thus, Haggen has not yet filed a plan or determined the projected recoveries on general unsecured claims. Relatedly, on September 7, 2016, the Official Committee of Unsecured Creditors (the “Committee”) filed a complaint against Comvest Group Holdings, LLC, the private equity owner of Haggen, and certain of Haggen's non-debtor affiliates (the "Defendants") in the Bankruptcy Court. On December 9, 2016, the Defendants filed their answer to the Committee's complaint generally denying the allegations asserted therein.  The Committee and the Defendants have agreed to a scheduling order with a trial currently scheduled for October 2017.   The Committee Litigation seeks to recover additional funds for Haggen's bankruptcy estate for the benefit of unsecured creditors, including the potential payment of Unified’s general unsecured claim.

Effective November 21, 2015, we ceased supplying product to Haggen’s Pacific Southwest stores.  Sales to Haggen’s Pacific Southwest stores were approximately $9.6 million for the first quarter of fiscal 2016.  Pursuant to the Trade Agreement, we continued to supply Haggen’s Washington and Oregon stores with product during Haggen’s bankruptcy case through June 2016.

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

Sales and Earnings Highlights – Fiscal 2017.  During the thirteen weeks ended December 31, 2016, net sales decreased in our Wholesale Distribution segment compared to the same period in fiscal 2016 primarily due to the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015), lost customers and lower meat sales prices due to declines in the related commodity cost that were passed along to our customers, partially offset by the growth in sales to existing customers.

The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior year period.

	Thirteen Weeks Ended
	December 31,	January 2,
Fiscal Period Ended	2016	2016	% Change
Net sales	100.0%	100.0%	(1.2)%
Cost of sales	92.6	92.5	(1.0)
Distribution, selling and administrative expenses	6.9	7.2	(5.3)
Operating income	0.5	0.3	44.2
Interest expense	(0.3)	(0.3)	10.6
Estimated patronage dividends	—	(0.2)	(100.0)
Income tax provision	—	—	(100.0)
Net loss on discontinued operations	—	—	(100.0)
Net earnings (loss)	0.2%	(0.2)%	(204.5)%

We present sales and cost of sales related to certain transactions involving vendor direct arrangements on a net basis to conform to GAAP.  Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California.  These transactions are reported within our Wholesale Distribution segment.  “Gross billings,” an internal financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, were $980.1 million for the thirteen weeks ending December 31, 2016 as compared to $999.2 million in the thirteen weeks ending January 2, 2016, a decrease of $19.1 million, or 1.9%.  By comparison, net sales (which do not include gross billings through vendor direct arrangements) decreased 1.2% for the same periods.

THIRTEEN WEEK PERIOD ENDED DECEMBER 31, 2016 (“2017 13-WEEK PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED JANUARY 2, 2016 (“2016 13-WEEK PERIOD”)

Overview of the 2017 13-Week Period.  We experienced an overall net sales decrease of $11.7 million, or 1.2%, to $961.2 million for the 2017 13-Week Period as compared to $972.9 million for the 2016 13-Week Period. Our net sales for the Wholesale Distribution segment decreased to $960.9 million, or 1.2%, for the comparable 2017 and 2016 13-Week Periods.  Net sales decreased primarily due to the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015), lost customers and lower meat sales prices due to declines in the related commodity cost that were passed along to our customers, partially offset by the growth in sales to existing customers.  Net sales in our All Other business activities were relatively consistent at $0.3 million for the comparable 2017 and 2016 13-Week Periods.

Our consolidated operating income increased $1.4 million to earnings of $4.6 million in the 2017 13-Week Period compared to earnings of $3.2 million in the 2016 13-Week Period.

The overall activity in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:  The Wholesale Distribution segment’s operating income increased $1.4 million to earnings of $4.5 million in the 2017 13-Week Period compared to earnings of $3.1 million in the 2016 13-Week Period.  Gross margin declined compared to the 2016 13-Week Period, primarily reflecting the loss of business from Haggen’s Pacific Southwest stores, but this was more than offset by decreased distribution, selling and administrative costs related to that business and also as a result of the ceased operations of the Southern California Dairy manufacturing facility, as described in more detail below.

•

All Other:  Operating income in our All Other business activities reflected earnings of $0.1 million in both the 2017 and 2016 13-Week Periods.  All Other business activities consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2017 and 2016 13-Week Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirteen Weeks Ended December 31, 2016		Thirteen Weeks Ended January 2, 2016
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$979,856	—	$998,952	—	$(19,096)
Less: Gross billings through vendor direct arrangements	(18,957)	—	(26,381)	—	7,424
Net sales	960,899	100.0%	972,571	100.0%	(11,672)
Cost of sales	890,043	92.6	899,484	92.5	(9,441)
Distribution, selling and administrative expenses	66,301	6.9	69,995	7.2	(3,694)
Operating income	$4,555	0.5%	$3,092	0.3%	$1,463

All Other (dollars in thousands)
	Thirteen Weeks Ended December 31, 2016		Thirteen Weeks Ended January 2, 2016
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$412	—	$435	—	$(23)
Inter-segment eliminations	(152)	—	(141)	—	(11)
Net sales	260	100.0%	294	100.0%	(34)
Selling and administrative expenses	157	60.4	155	52.7	2
Operating income	$103	39.6%	$139	47.3%	$(36)

Net sales.  Consolidated net sales decreased $11.7 million, or 1.2%, to $961.2 million in the 2017 13-Week Period compared to $972.9 million for the 2016 13-Week Period.  Factors impacting net sales are as follows:

•

Wholesale Distribution Segment:  Wholesale Distribution gross billings decreased $19.1 million to $979.9 million in the 2017 13-Week Period compared to $999.0 million for the 2016 13-Week Period.  Significant components of this decrease are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Decrease in Haggen Pacific Southwest business	$(9.6)
Lost customers	(8.7)
Decrease in meat pricing due to decline in commodity cost	(2.5)
Increase in gross billings to continuing customers	1.7
Change in gross billings	$(19.1)

Sales decreased primarily due to the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015) and lost customers. We were also impacted by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.  These decreases were partially offset through the growth in sales to continuing customers.

•	All Other: Net sales were $0.3 million in both the 2017 and 2016 13-Week Periods.

Cost of sales.  Consolidated cost of sales were $890.0 million for the 2017 13-Week Period and $899.5 million for the 2016 13-Week Period and comprised 92.6% and 92.5% of consolidated net sales for the 2017 and 2016 13-Week Periods, respectively.  Factors impacting cost of sales were as follows:

•

Wholesale Distribution Segment: Cost of sales decreased $9.5 million to $890.0 million in the 2017 13-Week Period compared to $899.5 million in the 2016 13-Week Period.  As a percentage of Wholesale Distribution net sales, cost of sales were 92.6% and 92.5% for the 2017 and 2016 13-Week Periods, respectively.

•

We experienced decreased margins in the dairy product line, resulting in a 0.4% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2017 13-Week Period compared to the 2016 13-Week Period.  In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility but continue offering fluid milk and other products to our Members and customers through a preferred vendor.  In conjunction with the program change, we discontinued our dairy patronage dividend program to our Members and reduced the pricing on our dairy products accordingly.  This decrease was partially offset by an overall increase in margins in our non-dairy product lines, which resulted in a 0.2% reduction in cost of sales as a percent of Wholesale Distribution net sales.

•	Vendor related activity resulted in a 0.1% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2017 13-Week Period compared to the 2016 13-Week Period.

Distribution, selling and administrative expenses.  Consolidated distribution, selling and administrative expenses were $66.5 million in the 2017 13-Week Period compared to $70.2 million in the 2016 13-Week Period, reflecting a decrease of $3.7 million, and comprised 6.9% and 7.2% of consolidated net sales for the 2017 and 2016 13-Week Periods, respectively.  Factors impacting distribution, selling and administrative expenses are as follows:

■

Wholesale Distribution Segment:  Distribution, selling and administrative expenses decreased $3.7 million to $66.3 million in the 2017 13-Week Period compared to $70.0 million in the 2016 13-Week Period, and comprised 6.9% and 7.2% of Wholesale Distribution net sales for the 2017 and 2016  13-Week Periods, respectively.  The decrease is primarily due to a continuing focus on operational efficiencies and expense control and decreased expenses as a result of the ceased operations of the Southern California Dairy Division manufacturing facility, partially offset by expenses incurred in relation to the sale of the Bakery manufacturing facility (see “Recent Developments and Updates”).

•

Southern California Dairy Manufacturing Facility:  During the 2017 13-Week Period, we experienced a decrease of $2.1 million, or 0.2% as a percent of Wholesale Distribution net sales, as a result of ceasing operations in our Southern California dairy manufacturing facility in July 2016.  We continue offering fluid milk and other products, including our private label brands, to our Members and customers through our preferred vendor, Dean Foods Company.

•

Sale of Southern California Bakery Facility:  As discussed in “Recent Developments and Updates,” on December 31, 2016, we completed the sale of our Bakery operations.  We incurred a loss of $1.4 million, or 0.2% as a percent of Wholesale Distribution net sales, on the sale of the Bakery facility, related equipment, inventory, and customer list.

•

General Expenses:  During the 2017 13-Week Period, general expenses decreased $3.0 million, or 0.3% as a percent of Wholesale Distribution net sales.  The decrease in general expenses was primarily due to reduced logistics costs compared to the 2016 13-Week Period related to the support of Haggen’s Pacific Southwest stores and reduced administrative expenses.

■	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million for both the 2017 and 2016 13-Week Periods.

Interest.  Interest expense increased $0.3 million to $2.8 million in the 2017 13-Week Period compared to $2.5 million for the 2016 13-Week Period and comprised 0.3% of consolidated net sales for each of the 2017 and 2016 13-Week Periods.  Factors impacting interest expense are as follows:

■Interest expense on our primary debt instruments (as described below) increased $0.3 million to $2.7 million in the 2017 13-Week Period compared to $2.4 million in the 2016 13-Week Period.

•

Interest Rates:  Interest expense increased $0.4 million in the 2017 13-Week Period from the 2016 13-Week Period.  Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company and the term loan, was 3.6% and 3.0% for the 2017 and 2016 13-Week Periods, respectively.  The rate increase was due to recent overall market rate changes.

•

Weighted Average Borrowings:  Interest expense decreased $0.1 million in the 2017 13-Week Period from the 2016 13-Week Period as a result of lower outstanding debt.  Weighted average borrowings decreased by

$11.2 million primarily due to lower debt balances at the beginning of fiscal year 2017 as a result of positive cash flow during fiscal year 2016.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations.  A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

■	Interest expense on our other debt instruments was $0.1 million for both the 2017 and 2016 13-Week Periods.

Estimated patronage dividends.  Estimated patronage dividends for the 2017 13-Week Period were zero, compared to estimated patronage dividends of $2.4 million in the 2016 13-Week Period. This decrease is due to the change in our dairy program that occurred when we discontinued our Southern California dairy manufacturing operations in July 2016 and outsourced our supply of fluid milk and other products, including our private label brands, to Dean Foods Company.  At that time, we discontinued our dairy patronage dividend program to our Members and reduced the pricing on our dairy products accordingly.  We have no expectation of paying dairy patronage dividends in the future.  In fiscal 2017, earnings from Patronage Business conducted with our Members through the Cooperative Division (including Market Centre) are eligible for distribution to our Members in the form of patronage dividends based upon our earnings from such Patronage Business during a fiscal year. Estimated patronage dividends for the 2016 13-Week Period consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division (including Market Centre).  The Cooperative Division experienced a $0.5 million loss in the 2017 13-Week Period compared to a loss of $3.0 million in the 2016 13-Week Period.   The improvement in the 2017 13-Week Period was due to improved margins and decreased distribution, selling and administrative costs.  Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information), while patronage dividends produced by the dairy divisions were paid quarterly (prior to July 2016), historically in cash.  As of July 2016, as discussed in “Company Overview – General,” we no longer pay patronage dividends on sales of dairy products from the Southern California Dairy Division and the Pacific Northwest Dairy Division.

Income taxes. Our effective income tax rate was 0% for the 2017 13-Week Period compared to (0.8)% for the 2016 13-Week Period.  The zero effective tax rate for the 2017 13-Week Period was attributable to the utilization of our net operating loss carryforward which had been offset by a valuation allowance in prior periods.  The negative effective rate for the 2016 13-Week Period was due to a valuation allowance provided to offset the income tax benefit associated with the 2016 13-Week Period pre-tax loss.

LIQUIDITY AND CAPITAL RESOURCES

We finance our capital needs through a combination of internal and external sources. These sources include cash flows from operations, Member capital and other Member investments, bank borrowings, various types of long-term debt and lease financing.

The acquisition, holding and redemption of our capital shares and making of deposits by our Members, and our policies with respect to such matters, can significantly affect our liquidity and capital resources.  Our Bylaws, which may be changed by the Board at its discretion, currently require each Member to own 350 Class A Shares.  In addition, we currently require each Member to own such amount of Class B Shares as may be established by the Board.  This requirement to own Class B Shares is referred to as the “Class B Share Requirement.”  Members who do not satisfy the Class B Share Requirement solely from their holdings of Class B Shares are generally required to make a subordinated deposit (a “Required Deposit”) with us.  Member and Non-Member customers may be required to provide us a Credit Deposit in order to purchase products on credit terms established by us.  “Credit Deposit” means any non-subordinated deposit that is required to be maintained by a Member or Non-Member customer in accordance with levels established by our credit office from time to time in excess of the amount of the Required Deposit set by the Board.  We do not pay interest on Required Deposits or Credit Deposits; however, interest is paid at the prime rate for deposits in excess of a Member’s Required Deposit (an “Excess Deposit”).  See Part I, Item 1. “Business – Capital Shares,” Part I, Item 1. “Business – Customer Deposits” and Part I, Item 1. “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.

At December 31, 2016, we had $1.4 million of tendered Class A Shares, $29.3 million of tendered Class B Shares and $1.9 million of eligible Class E Shares pending redemption or repurchase, whose redemption or repurchase is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see Part I, Item 1. “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares” of our Annual Report on Form 10-K for the year ended October 1, 2016 for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated condensed balance sheets.  Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets.  At December 31, 2016 and October 1, 2016, we had $9.3 million and $8.8 million, respectively, in “Members’ and Non-Members’ deposits” and $9.1 million and $8.9 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $9.1 million and $8.9 million, respectively, represented Excess Deposits).

As discussed in “Recent Developments and Updates,” on December 31, 2016, we completed the sale of our Bakery operations.  We accrued proceeds of $3.0 million for the sale of our Bakery facility, related equipment, inventory, and customer list.  We recorded a $1.4 million loss on the sale of the Bakery operations.

We believe that the combination of cash flows from operations, current cash balances and available lines of credit will be sufficient to service our debt, redeem or repurchase Members’ capital shares, make income tax payments and meet our anticipated needs for working capital and capital expenditures through at least the next fiscal year.

CASH FLOW

We had positive cash flow from financing activities during the 2017 13-Week Period.  Cash flows from financing activities were used to partially offset cash utilized for operating and investing activities.

As a result of these activities, net cash, consisting of cash and cash equivalents, was $1.6 million as of December 31, 2016 compared to $3.4 million as of October 1, 2016.

Our discontinued operations provided cash of zero in the 2017 13-Week Period compared to cash provided of $0.3 million in the 2016 13-Week Period.  In the 2016 13-Week Period, discontinued operations provided cash resulting from the final sales price adjustment related to the sale of our former insurance subsidiaries.

The following table summarizes the impact of operating, investing and financing activities on our cash flows from continuing operations for the 2017 and 2016 13-Week Periods:

(dollars in thousands)
Summary of Net Decrease in Total Cash from Continuing Operations	2017	2016	Difference
Cash utilized by continuing operating activities	$(22,830)	$(19,483)	$(3,347)
Cash (utilized) provided by investing activities	(1,203)	19,917	(21,120)
Cash provided (utilized) by financing activities	22,219	(672)	22,891
Total decrease in cash from continuing operations	$(1,814)	$(238)	$(1,576)

Net cash flows from continuing operating, investing and financing activities decreased by $1.6 million, resulting in a $1.8 million decrease in cash for the 2017 13-Week Period compared to a decrease of $0.2 million in cash for the 2016 13-Week Period. The decrease in net cash flow for the 2017 13-Week Period consisted of cash utilized by operating activities of $22.8 million and investing activities of $1.2 million, partially offset by cash provided by financing activities of $22.2 million.  The primary factors contributing to the changes in cash flow are discussed below.  At December 31, 2016 and October 1, 2016, working capital was $161.8 million and $130.4 million, respectively, and the current ratio was 1.5 and 1.4 at December 31, 2016 and October 1, 2016, respectively.

Operating Activities:    Net cash utilized by continuing operating activities increased by $3.3 million to $22.8 million utilized in the 2017 13-Week Period compared to $19.5 million utilized in the 2016 13-Week Period.  The increase in cash utilized by continuing operating activities compared to the 2016 13-Week Period was attributable to (1) an increase in net cash utilized related to inventories of $29.1 million (we had decreased inventory in the prior 2016 13-Week Period due primarily to the loss of the Haggen Pacific Southwest business), (2) a decrease in other long-term liabilities of $0.7 million and (3) a decrease in prepaid expenses and other current assets of $1.7 million.  The foregoing increase of $31.5 million in cash utilized was partially offset by (1) reduced cash used to pay accounts payable and accrued liabilities of $23.9 million and (2) an increase between the periods in net cash provided by other operating activities of $4.3 million.

Investing Activities:    Net cash provided by investing activities decreased by $21.1 million to $1.2 million utilized in the 2017 13-Week Period compared to cash provided of $19.9 million in the 2016 13-Week Period.  The decrease in cash provided by investing activities during the 2017 13-Week Period as compared to the 2016 13-Week Period was due mainly to (1) proceeds of $26.2 million received from the sale of our discontinued insurance operations during the 2016 13-Week Period and (2) a decrease in cash provided by net notes receivable activities of $0.2 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing decreases of $26.4 million in cash provided were partially offset by (1) a decrease in cash used for other assets of $5.0 million and (2) a reduction in our cash used for capital expenditures of $0.3 million.  Spending on future investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was $22.2 million for the 2017 13-Week Period compared to cash utilized of $0.7 million in the 2016 13-Week Period.  The net increase of $22.9 million in cash provided by financing activities for the 2017 13-Week Period as compared to the 2016 13-Week Period was due to an increase in cash provided of $25.1 million related to higher revolver borrowings partially offset by notes payable repayments related to the “first-in last-out” tranche in our credit agreement.  This increase in cash provided was partially offset by an increase of $2.2 million in cash utilized for the repurchase of Members’ shares.  Financing to meet future capital spending requirements is expected to be provided by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than items discussed below in “Outstanding Debt and Other Financing Arrangements,” there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the thirteen week period ended December 31, 2016.  See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the thirteen week period ended December 31, 2016.  Amounts outstanding related to our secured credit agreements and other debt agreements are disclosed below.  See “Credit Facilities” and “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.

Secured Credit Agreements

Credit Agreement – Consent and Waiver

We are party to an Amended and Restated Credit Agreement dated as of June 28, 2013, as amended in fiscal 2014, fiscal 2015 and fiscal 2016 (as so amended, the “Credit Agreement”), among the Company, the lenders party thereto, and Wells Fargo Bank, National Association (“N.A.”), as administrative agent (“Administrative Agent”).  See “Credit Facilities – Secured Credit Agreement” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Annual Report on Form 10-K for the year ended October 1, 2016 for further information regarding the Credit Agreement.

Our outstanding revolver borrowings under the Credit Agreement increased to $166.4 million at December 31, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.73% per annum) from $137.6 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 3.05% per annum), with access to approximately $129.7 million of additional capital available under the Credit Agreement to fund our continuing operations and capital spending requirements for the foreseeable future.  Our outstanding FILO borrowings under the Credit Agreement were $13.1 million at December 31, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 4.01% per annum) and $15.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 4.29% per annum).  Our outstanding term loan borrowings under the Credit Agreement were $80.0 million at December 31, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.76% per annum) and $82.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.52% per annum).  As of December 31, 2016, we are in compliance with all applicable covenants of the Credit Agreement.  While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Subsidiary Financing Arrangement

Our wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), is party to an Amended and Restated Loan and Security Agreement, dated as of September 26, 2014 as amended by Amendment Number One dated as of June 26, 2015 and further amended by Amendment Number Two dated as of September 23, 2016 (as so amended, the “GCC

Loan Agreement”), by and among GCC, the lenders party thereto, and ZB, N.A., dba California Bank & Trust (“CBT”), as Arranger and Administrative Agent.  On December 22, 2016, GCC entered into Amendment Number Three (the “GCC Loan Amendment”) to the GCC Loan Agreement, by and among GCC, the lenders party thereto, and CBT, as Arranger and Administrative Agent.  The GCC Loan Amendment extends the maturity date of the GCC Loan Agreement, which was previously December 31, 2016, to March 31, 2018, with a total commitment in the principal amount of $15 million.  See Item 1.01. “Entry into a Material Definitive Agreement” and Item 2.03. “Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of our Current Report on Form 8-K, filed on December 23, 2016, for additional information.  Additionally, see “Credit Facilities – Subsidiary Financing Arrangement” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 1, 2016 for further information regarding the GCC Loan Agreement.

GCC had revolving loan borrowings outstanding of $15.0 million at both December 31, 2016 and October 1, 2016.  As of December 31, 2016, we are not in violation of any applicable covenants of the GCC Loan Agreement.  While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Other Debt Agreements

During fiscal 2013, we entered into three secured credit facilities to finance our purchase of tractors.  These agreements bear interest at a rate of 2.2% and mature in fiscal 2018.  At December 31, 2016 and October 1, 2016, respectively, the outstanding loan balance under the three agreements totaled $0.6 million and $0.8 million, respectively.

Capital Lease Agreements

During fiscal 2015, we entered into three capital lease agreements for equipment purchases.  Two of the capital lease agreements bear an interest rate of 2.09% and one capital lease agreement bears an interest rate of 2.26%.  The three capital lease agreements mature in fiscal 2020.  At December 31, 2016 and October 1, 2016, respectively, the outstanding loan balance under the three capital leases totaled $1.6 million and $1.7 million.

During fiscal 2016, we entered into two capital lease agreements for equipment purchases.  These capital lease agreements bear an interest rate of 2.10% and mature in fiscal 2021.  At December 31, 2016 and October 1, 2016, respectively, the outstanding loan balance under the two capital lease agreements totaled $1.1 million and $1.2 million.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered.  Historically, the Board considers the redemption of eligible Class A Shares at each board meeting.  All other shares eligible for redemption or repurchase are considered by the Board on an annual basis, usually in December.  Class E Shares will only be repurchased upon approval of the Board, and the repurchase price for the Class E Shares is fixed at $100 per share.  The Class E Shares become eligible for repurchase at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for repurchase between the end of fiscal 2013 and the end of fiscal 2018.  During the thirteen week period ended December 31, 2016, we repurchased 1,050 Class A Shares and 7,170 Class B Shares for approximately $0.2 million and $1.7 million, respectively.  The foregoing share repurchases were made in conjunction with Member settlements, and the proceeds were applied against amounts previously owed to us by Members that were in default on their obligations.  In addition, we repurchased 1,977 Class E Shares (1,493 related to Member settlements and 484 in accordance with the Board’s continuing repurchase authorization, which were eligible for repurchase in fiscal 2015 and 2016) for approximately $0.2 million during the thirteen week period ended December 31, 2016.

See Part I, Item 1. “Business – Capital Shares – Classes of Shares” and Part I, Item 1. “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.

PENSION AND POSTRETIREMENT BENEFIT PLANS

We sponsor a cash balance plan (“Unified Cash Balance Plan”).  The Unified Cash Balance Plan is a noncontributory defined benefit pension plan covering substantially all of our employees who are not subject to a collective bargaining agreement.  Under the Unified Cash Balance Plan, participants are credited with an annual accrual based on their years of service with us.  Participants’ balances receive an annual interest credit, currently tied to the 30-year Treasury rate that is in effect the previous November, but in no event shall the rate be less than 5%.  Our funding policy is to make contributions to the Unified Cash Balance Plan in amounts that are at least sufficient to meet the minimum funding requirements of applicable laws and regulations, but no more than amounts deductible for federal income tax purposes.  Through December 31, 2014, all of our qualifying employees not subject to a collective bargaining agreement accrued benefits pursuant to the Unified Cash Balance Plan.  Prior to the end of fiscal 2014, we amended the Unified Cash Balance Plan to close the plan to new entrants effective December 31, 2014.  In addition, the plan was frozen effective December 31, 2014 such that current participants will no longer be credited with any future benefit accruals based on their years of service and pensionable compensation after that date.  The annual interest credit as described above will continue for participants active in the plan as of December 31, 2014.  Selected groups of vested terminated participants were each given one-time opportunities to elect a lump sum distribution of their benefits from the plan’s assets or immediate receipt of an annuity in December 2016 and December 2015.  As a result, benefit payments of $6.3 million and $8.7 million, respectively, were distributed from the plan’s assets to those participants who elected such option prior to the end of our first quarters ended December 31, 2016 and January 2, 2016.

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

Our net periodic benefit plan credit for our combined pension and other postretirement benefits was approximately $0.3 million and $0.6 million for the thirteen weeks ended December 31, 2016 and January 2, 2016, respectively.

During August 2014, legislation to extend pension funding relief was enacted as part of the Highway and Transportation Funding Act of 2014 (“HATFA”).  As a result, we expect to make no estimated minimum contributions to the Unified Cash Balance Plan during fiscal 2017 for the 2016 plan year, and there will be no quarterly contributions required for the 2017 plan year.  At our discretion, we may contribute in excess of the minimum (zero) requirement.  Additional contributions, if any, will be based, in part, on future actuarial funding calculations and the performance of plan investments.

Additionally, we anticipated making benefit payments of $3.9 million to participants in the ESPPIII for the 2017 plan year.  We made benefit payments of $0.3 million to participants in the ESPPIII during the thirteen weeks ended December 31, 2016 for the 2017 plan year.

Benefit expense for the SERP is accrued under the assumption that all participants in the SERP will achieve full vesting (five years of service).  Our benefit expense was $0.4 million for each of the thirteen weeks ended December 31, 2016 and January 2, 2016.  See Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

On December 28, 2015, the Compensation Committee and the Board, as applicable, approved amendments to our Long-Term Incentive Plan (“LTIP”), originally implemented in June 2013 to align, motivate and reward executives for their contributions to our long-term financial success and growth.  Effective for fiscal 2016, the LTIP was amended to expand the awards that may be granted thereunder to include Full-Value Units. Full-Value Units entitle the award recipient the “maturity value” on the units at the end of the four-fiscal year performance period (the “Performance Cycle”) assigned to the units. The “maturity value” for a Full-Value Unit is our Exchange Value per Share for a share of the Class A or Class B stock of the Company (see Part II, Item 6, “Selected Financial Data” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information on the calculation of the Exchange Value Per Share), plus cumulative cooperative division patronage dividends, cash dividends and non-allocated retained earnings attributable to such share Exchange Value per Share, as calculated from our financial statements for the fiscal year end that coincides with the end of the performance period assigned to the Full-Value Units. The Full-Value Units will vest in equal monthly installments over the Performance Cycle, and the settlement of vested Full-Value Units will be paid in a lump sum cash payment as soon as administratively practicable following the end of the Performance Cycle, but in no event later than December 31 that immediately follows the end of the Performance Cycle.

On January 18, 2017, the Compensation and Talent Management Committee approved an amendment to the LTIP to remove changes in non-allocated earnings from the calculation of earnings attributable to Appreciation Units and Full-Value Units (collectively “Units”) awarded for the 2017 Performance Cycle and future Performance Cycles.  In addition, the LTIP was amended to eliminate full vesting of Units upon a change in control event for the Units awarded for the 2017 Performance Cycle and future Performance Cycles.  Pursuant to the amendment, participants will only be eligible for the amount of the award that has vested to the point of the change in control.

For fiscal 2017, an officer’s LTIP award is comprised of Full-Value Units, equaling 25% of the targeted compensation gap, and Appreciation Units, equaling 75% of the targeted compensation gap.  Appreciation Units entitle the award recipient to the positive difference of the “maturity value” on the units at the end of the four-fiscal year performance period assigned to the units, minus the “base value” assigned to the units at the time of grant. The maturity value for an Appreciation Unit is determined in the same manner as a Full-Value Unit as described above.  For the 2017 LTIP awards, a total of 6,170 Full-Value Units were granted and a total of 147,448 Appreciation Units were granted with a base value per unit of $200.27.  We anticipate these grants to have a cash value between $4.4 million and $7.9 million, utilizing compound annual growth rates from 2.5% to 5.0%.

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

Risks Related to the Company’s Internal Control Over Financial Reporting and Related Matters

We may not be able to provide assurance that remediation efforts will prevent future material weaknesses.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, and the Sarbanes-Oxley Act of 2002 and SEC rules require that our management report annually on the effectiveness of the Company’s internal control over financial reporting and our disclosure controls and procedures. Among other things, our management must conduct an assessment of the Company’s internal control over financial reporting to allow management to report on the effectiveness of the Company’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. As disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended October 1, 2016, our management had previously determined that we had a material weakness in the Company’s internal control over financial reporting as of October 1, 2016 related to controls over ensuring accurate and complete financial statement disclosures.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have implemented a remediation plan that has rectified such material weakness as of December 31, 2016. However, additional material weaknesses in the Company’s internal control over financial reporting may be identified in the future. Any failure to implement or maintain required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, or could result in material misstatements in our consolidated financial statements. The possibility of such future additional misstatements could cause us to delay filing our consolidated financial statements on a timely basis and result in noncompliance with covenants in our credit facilities, which could limit or suspend our access to working capital, which in turn could cause us to curtail or cease doing business altogether. Any such future misstatements in our publicly filed financial statements may impose upon us a requirement to restate such financial results. In addition, if we are unable to successfully remediate future material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our Members may lose confidence in our ability to effectively protect their investments in us, which in turn could lead Members to seek to withdraw such investments and to seek other sources to fulfill their supply needs. There is also the possibility that one or more Members or a regulatory agency could commence civil litigation against us as a result of any such future misstatement. Any such future misstatement or occurrence could result in increased audit, legal and any investigation-related fees, which could severely adversely affect our operations and financial results.

Future determinations that there are material weaknesses in the effectiveness of the Company’s internal control over financial reporting could also adversely affect our ability to attract new Members and their associated investments, as well as severely adversely affect our ability to retain existing financing or obtain, if at all, future financing on reasonable or acceptable terms. The failure to obtain acceptable or any financing could cause our existing Members to request the redemption of their shares which, depending upon the magnitude and extent of any such redemption, could have a material adverse effect on our business.

For more information relating to the Company’s internal control over financial reporting (and disclosure controls and procedures) and the remediation plan implemented by us, see Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended October 1, 2016 and Part I, Item 4, “Controls and Procedures” of this Quarterly Report on Form 10-Q.

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

To compete effectively, we must keep our costs down to maintain margins while simultaneously increasing sales by offering the right products and services at competitive prices, with the expected quality, variety and availability, to appeal to consumers.  If we are unable to compete effectively in our highly competitive industry, we may suffer reduced net sales and/or reduced margins and operating income, or suffer further losses, and our business, financial condition, results of operations and cash flows could suffer.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.     Our operating results are highly dependent upon

maintaining or growing our sales to our customers.  Our largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, constituted approximately 16% of our total net sales for the thirteen week period ended December 31, 2016.  In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 50% of our total net sales in fiscal 2016.  Our top ten customers constituted approximately 52% of our total net sales for the thirteen week period ended December 31, 2016.  A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results.  For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us.  Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012.  We have also experienced an overall decline in the number of Members every year since the end of fiscal 2008.  Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2016, an average decline of 5.0% per year in our membership base.  We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors.  This decline is also currently due to our not admitting new Members as a result of our having suspended issuance of Class A and Class B Shares because we had not been current in our periodic SEC filings.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members.  Additionally, we are exposed to risk to master landlords if subtenants default under their subleases with us.  Our ten customers with the largest accounts receivable balances accounted for approximately 43% and 41% of total accounts receivable at December 31, 2016 and at October 1, 2016, respectively.  These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington.  We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the thirteen weeks ended December 31, 2016, approximately 68% of our net sales were to Members.  We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers.  Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1, “Business – Capital Shares” and Part I, Item 1, “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 1, 2016.

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members.  Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares).  During the thirteen weeks ended December 31, 2016, as part of settlements with Members that were in default on their obligations to us, we redeemed 3,889 Class B Shares that had been tendered at the close of fiscal 2016, leaving 97,935 Class B Shares, or 24% of our outstanding Class B Shares at the close of fiscal 2016 with an aggregate redemption value of $28.8 million, which have been tendered for redemption but not yet redeemed.  This percentage has steadily increased in recent years, from 23%, 21% and 17% of our outstanding Class B Shares at the close of fiscal 2015, 2014 and 2013, respectively, as we have (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2016, 2015, 2014 and 2013.  The increase in the number of shares our Members have sought to redeem has been driven by our having an overall decline in the number of Members every year since the end of fiscal 2008.  Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2016, an average decline of 5.0% per year in our membership base.  Our annual redemption rate has been less than the 5% limit in recent years due in significant part to our Board deciding to conserve capital during years of limited profit or a net loss. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years.  In addition, our ability to attract and issue shares to new Members, or redeem shares held by terminated Members and excess shares held by Members, was impacted by the Audit Committee Investigation.  Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock.  See Part II, Item 8, “Financial Statements and Supplementary Data – Note 12” of our Annual Report on Form 10-K for the year ended October 1, 2016 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed.  Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness.  For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1, “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares,” Part I, Item 1, “Business – Customer Deposits” and Part I, Item 1, “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 1, 2016.  These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members may decide not to become Members.

We are vulnerable to changes in general economic conditions.    We are affected by certain economic factors that are beyond our control, including changes in the overall economic environment.  In recent periods, we have experienced significant volatility in the cost of packaged goods purchased from manufacturers.  An inflationary economic period could impact our operating expenses in a variety of areas, including, but not limited to, employee wages and benefits, workers’ compensation insurance and energy and fuel costs.  A portion of the risk related to employee wages and benefits is mitigated by bargaining agreements that contractually determine the amount of inflationary increases.  General economic conditions also impact our pension plan liabilities, as the assets funding or supporting these liabilities are invested in securities that are subject to interest rate and stock market fluctuations.  Our debt is at floating interest rates and an inflationary economic cycle typically results in higher interest costs.  We operate in a highly competitive marketplace and passing on such cost increases to customers could be difficult.  It is also difficult to predict the effect that possible future purchased or manufactured (through vendor direct arrangements) product cost decreases might have on our profitability.  A lack of inflation in the cost of food products may also adversely impact our margins when we are unable to take advantage of forward buying opportunities whereby we purchase product at a lower price and, by the time we sell the product, the market price and the price at which we are able to sell the product has risen to a higher price as a result of inflation.  The effect of deflation in purchased or manufactured (through vendor direct arrangements) product costs would depend on the extent to which we had to lower selling prices of our products to respond to sales price competition in the market.  Additionally, we are impacted by changes in prevailing interest rates or interest rates that have been negotiated in conjunction with our credit facilities.  A lower interest rate (used, for example, to discount our pension and postretirement unfunded obligations) may increase certain expenses, particularly pension and postretirement benefit costs, while decreasing potential interest expense for our credit facilities.  An increase in interest rates may have the opposite impact.  Consequently, it is difficult for us to accurately predict the impact that inflation, deflation or changes in interest rates might have on our operations.  To the extent we are unable to mitigate increasing costs, or retain the benefits from decreases in costs, patronage dividends may be reduced and/or the value of our Class A and Class B Shares may decrease.

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

We are subject to existing and changing environmental, health, food safety and safety laws and regulations.    We own and operate various facilities and equipment for the manufacture (through December 31, 2016), warehousing and distribution of products to our customers. We are subject to increasingly stringent federal, state and local laws, regulations and ordinances that (1) govern activities or operations that may have adverse effects on the environment, health and safety (e.g., discharges to air and water and handling and disposal practices for solid and hazardous waste), and (2) impose liability for the costs of cleaning up, and certain damages resulting from, past or present spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to our facilities and the land on which our facilities are situated, regardless of whether we lease or own the facilities or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant.  In addition, we may be subject to pending federal and state legislation that if ultimately passed, may require us to incur costs to improve facilities and equipment to reduce emissions in order to comply with regulatory limits or to mitigate the financial consequences of a “cap and trade” regime.  We are unable to predict the ultimate outcome of such legislation; however, should such legislation require us to incur significant expenditures, our business, results of operations and financial condition may be adversely affected.

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

We are exposed to potential product liability claims and potential negative publicity surrounding any assertion that our products caused illness or injury.    The packaging, marketing and distribution of food products purchased from others or manufactured by us (excluding bakery and milk products no longer manufactured by us after December 2016 and July 2016, respectively) involves an inherent risk of product liability, product recall and adverse publicity. Such products may contain contaminants that may be inadvertently distributed or redistributed by us. These contaminants may result in illness, injury or death if such contaminants are not eliminated.  Product liability claims in excess of insurance coverage, as well as the negative publicity surrounding any assertion that our products caused illness, injury or death could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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

Significant and adverse changes in the experience of claims settlement and other underlying assumptions have negatively impacted our operating results.  For example, in fiscal 2013, we increased reserves in our former Insurance segment by $9.1 million due to a combination of adverse development and case reserving practices and related accounting within the insurance subsidiaries that deviated from the established policy of setting case reserves at the best estimate of ultimate cost.  Thereafter, in fiscal 2014, we further increased the workers’ compensation reserves in our former Insurance segment by an additional $10.0 million. See Note 2, “Audit Committee Investigation,” in Part II, Item 8, “Financial Statements and Supplementary Data,” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.

Under the terms of the Stock Purchase Agreement with AmTrust, if during the five-year period following the Closing Date of the sale, the insurance reserves in respect of any accident arising prior to the closing of the sale of UGIS and covered by an insurance policy written by an insurance subsidiary prior to January 1, 2015 increase as a result of adverse development, we must pay AmTrust for the amount of the insurance reserve increase on a dollar for dollar basis, up to a maximum of $1 million in the aggregate. In addition, to the extent the increase in insurance reserves as a result of adverse development exceeds $1 million, AmTrust is entitled to offset up to a maximum of an additional $2 million of that increase from future Earn-Out Payments due to us under the Stock Purchase Agreement.  See Note 2 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, Item 1.01, “Entry into a Material Definitive Agreement,” including Exhibit 99.1, “Stock Purchase Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of April 16, 2015” thereto, of our Current Report on Form 8-K, filed on April 22, 2015, and Item 2.01, “Completion of Acquisition or Disposition of Assets,” including Exhibit 99.2, “Master Services Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of October 7, 2015” thereto, of our Current Report on Form 8-K, filed on October 14, 2015, for additional information.

We may not have adequate financial resources to fund our operations.    We rely primarily upon cash flow from our operations and Member investments to fund our operating activities. In the event that these sources of cash are not sufficient to meet our requirements, additional sources of cash are expected to be obtained from our credit facilities to fund our daily operating activities.  Our credit agreement, which matures on June 28, 2018, requires compliance with various covenants.  See Note 7 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 1, 2016 and “Outstanding Debt and Other Financing Arrangements” in this Quarterly Report on Form 10-Q for additional information.  While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee we will remain in compliance in future periods.

As of December 31, 2016, we believe we have sufficient cash flow from operations and availability under the credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018.  However, if access to operating cash or to the credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all.  Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

The value of our benefit plan assets and liabilities is based on estimates and assumptions, which may prove inaccurate.     Our non-union employees participate in a Company sponsored defined benefit pension plan and Company sponsored postretirement benefit plans.  Certain eligible union employees participate in a separate plan providing payouts for unused sick leave.  Our officers also participate in a Company sponsored Executive Salary Protection Plan III (“ESPPIII”), which provides additional post-termination retirement income based on each participant’s salary and years of service as an officer of the Company. The postretirement plans provide medical benefits for retired non-union employees, life insurance benefits for retired non-union employees for which active non-union employees are no longer eligible and lump-sum payouts for unused sick days covering certain eligible union employees.  Liabilities for the ESPPIII and postretirement plans are not funded.  We account for these benefit plans in accordance with ASC Topic 715, “Compensation – Retirement Benefits” and ASC Topic 712, “Compensation – Nonretirement Postemployment Benefits,” which require us to make actuarial assumptions that are used to calculate the carrying value of the related assets, where applicable, and liabilities and the amount of expenses to be recorded in our consolidated financial statements. Assumptions include the expected return on plan assets, discount rates, health care cost trend rate, projected life expectancies of plan participants and anticipated salary increases. While we believe the underlying assumptions are appropriate, the carrying value of the related assets and liabilities and the amount of expenses recorded in the consolidated financial statements could differ if other assumptions are used.  See Notes 13 and 14 of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.

The credit and liquidity crisis in the United States and throughout the global financial system in 2008-2009 triggered substantial volatility in the world financial markets and banking system.  As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in the fair value of plan assets during fiscal 2008.  The value of the plan’s investment portfolio increased in fiscal 2012, 2013, 2014 and 2016, declined in 2015 and increased for the thirteen weeks ended December 31, 2016.  The values of the plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

Authoritative accounting guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.     Authoritative accounting guidance that requires adjustments to shareholders’ equity has the potential to impact companies whose equity securities are issued and redeemed at book value (“book value companies”) disproportionately more than companies whose share values are market-based (“publicly traded”).  While valuations of publicly traded companies are primarily driven by their income statement and cash flows, the traded value of the shares of book value companies, however, may be immediately impacted by adjustments affecting shareholders’ equity upon implementation.  Therefore, such guidance may necessitate companies who issue and redeem shares based on book value to redefine the method used to value their shares.  As such, we modified our Exchange Value Per Share calculation to exclude accumulated other comprehensive earnings (loss) from Book Value (see Part II, Item 6, “Selected Financial Data” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information on the calculation of the Exchange Value Per Share), thereby excluding the potentially volatile impact that (1) ASC Topic 715-20, “Compensation – Retirement Benefits – Defined Benefit Plans – General” and (2) changes in unrealized gains and losses, net of taxes, on available for sale investments would have on shareholders’ equity and Exchange Value Per Share.

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

We depend on third parties for the supply of products and raw materials and for marketing and promotional programs.     We depend upon third parties for the supply of products, including corporate brand products, and raw materials (through December 31, 2016).  Any disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We participate in various marketing and promotional programs to increase sales volume and reduce merchandise costs. Failure to continue these relationships on terms that are acceptable to us, or to obtain adequate marketing relationships, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Increased electricity, diesel fuel and gasoline costs could reduce our profitability.     Our operations require and are dependent upon the continued availability of substantial amounts of electricity, diesel fuel and gasoline to manufacture (through December 31, 2016), store and transport products.  Our trucking operations are extensive and diesel fuel storage capacity represents approximately two weeks average usage.  The prices of electricity, diesel fuel and gasoline fluctuate significantly over time.  Given the competitive nature of the grocery industry, we may not be able to pass on increased costs of production (through December 31, 2016), storage and transportation to our customers. As a result, either a shortage or significant increase in the cost of electricity, diesel fuel or gasoline could disrupt distribution activities and negatively impact our business and results of operations.

A strike or work stoppage by employees could disrupt our business and/or we could face increased operating costs from higher wages or benefits we must pay our employees.     Approximately 56% of our employees are covered by collective bargaining agreements, which have various expiration dates ranging from 2017 through 2020.  If we are unable to negotiate acceptable contracts with labor unions representing our unionized employees, we may be subject to a strike or work stoppage that disrupts our business and/or increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.  Any such outcome could have a material adverse effect on our operations and financial results.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and subject us to regulatory scrutiny.     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we perform an annual evaluation of our internal controls over financial reporting.  See risk factor entitled “We may not be able to provide assurance that remediation efforts will prevent future material weaknesses.”  We have implemented a remediation plan that has rectified a material weakness in our internal control over financial reporting as of December 31, 2016.  However, additional material weaknesses in our internal control over financial reporting may be identified in the future.  Any failure to implement or maintain required new or improved controls, or difficulties encountered in their implementation, could result in material misstatements in our consolidated financial statements and could harm our operating results or cause us to fail to meet our reporting obligations.

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

There is no assurance that our financial condition will enable us to, or our Board will determine to, redeem or repurchase Class A, Class B or Class E Shares at such time they become eligible for redemption or repurchase, or ever.  Our ability to redeem or repurchase shares is subject to the limitations and restrictions set forth in (1) the California General Corporation Law; (2) our Articles of Incorporation and Bylaws; (3) our redemption policy; and (4) any credit agreements to which we are a party.  For more detail on those restrictions, see Part I, Item 1, “Business – Redemption of Class A and Class B Shares and Repurchase of Class E Shares” of our Annual Report on Form 10-K for the year ended October 1, 2016.  During the thirteen weeks ended December 31, 2016, as part of settlements with Members that were in default on their obligations to us, we redeemed 3,889 Class B Shares that had been tendered for redemption as of the close of fiscal 2016, leaving 97,935 Class B Shares, or 24% of our outstanding Class B Shares at the close of fiscal 2016 with an aggregate redemption value of $28.8 million, which have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 23%, 21% and 17% of our outstanding Class B Shares at the close of fiscal 2015, 2014 and 2013, respectively, as we (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2012 through fiscal 2016. Based on the current level of redemption as compared to the number of shares tendered for redemption, such shares may not be redeemed for years under our redemption policy, if at all. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock. While during fiscal 2016 we repurchased 91,013 Class E Shares at a price of $9.1 million that were eligible for repurchase in fiscal 2015 and 2016, there is no assurance that our financial condition will enable us to, or our Board will determine to, repurchase Class E Shares in the fiscal year they become eligible for repurchase.  Accordingly, Members may lose all or a portion of their investment in the Class A, Class B or Class E Shares.  See “The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.”

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

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated condensed financial statements.  On an ongoing basis, we evaluate our estimates, including those related to allowances for doubtful accounts, lease loss reserves, investments, goodwill and intangible assets, long-lived assets, income taxes, insurance reserves, pension and postretirement benefits and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions and factors that we believe to be reasonable under the circumstances.  Based on our ongoing review, we make adjustments we consider appropriate under the facts and circumstances.  The accompanying consolidated condensed financial statements are prepared using the same critical accounting policies and estimates discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended October 1, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements.  See “Quantitative and Qualitative Disclosures About Market Risk” discussed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at December 31, 2016 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $2.7 million.  See Note 3 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members).  We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions.  During the thirteen weeks ended December 31, 2016, net earnings and net comprehensive earnings experienced a decrease corresponding to the decline in the value of life insurance and mutual fund assets, respectively.  The decline in the value of such assets is deemed by management to be temporary in nature.

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

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

As of the first quarter ended December 31, 2016, we eliminated the risk factor included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016 entitled “Expenses relating to or arising from the Audit Committee Investigation, including diversion of management’s time and attention, may adversely affect our business and results of operations” due to the conclusion of the Audit Committee Investigation and related matters as well as our incurring relatively minor expenses in association therewith during the first quarter of fiscal 2017.  In addition, we modified the risk factor included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016 previously entitled “Our management has identified material weaknesses in the Company’s internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. We may not be able to fully address the material weaknesses in our internal controls or provide assurance that remediation efforts will prevent future material weaknesses” to currently state that “We may not be able to provide assurance that remediation efforts will prevent future material weaknesses” so as to eliminate references to material weaknesses in internal control over financial reporting that have been fully remediated as of December 31, 2016.  Similarly, we modified the risk factor included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016 entitled “If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and subject us to regulatory scrutiny” so as to eliminate the reference to the material weakness in internal control over financial reporting that has been fully remediated as of December 31, 2016.  Other than the foregoing, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, filed on December 16, 2016.  Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
October 2, 2016 – October 29, 2016	482 Class E Shares	$100.00
October 30, 2016 – November 26, 2016	— Shares	$—
November 27, 2016 – December 31, 2016	1,050 Class A Shares	$228.74
November 27, 2016 – December 31, 2016	7,170 Class B Shares	$241.00
November 27, 2016 – December 31, 2016	1,495 Class E Shares	$100.00
Total	10,197 Shares	$212.41

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)	Exhibits

10.1

Amendment Number Three to Amended and Restated Loan and Security Agreement, dated as of December 22, 2016, by and among Grocers Capital Company, the lenders that are signatories thereto, and California Bank & Trust, as arranger and administrative agent, which amends the Amended and Restated Loan and Security Agreement, dated as of September 26, 2014, by and among Grocers Capital Company, the lenders that are signatories thereto, and California Bank & Trust, as arranger and administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2016).

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

UNIFIED GROCERS, INC.

/s/ Robert M. Ling, Jr.
By
Robert M. Ling, Jr.
President and Chief Executive Officer (Principal Executive Officer)

/s/ Christine Neal
By
Christine Neal
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/s/ Blake W. Larson
By
Blake W. Larson
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Dated: February 14, 2017