Form 10-Q
period 2017-04-01
UNIFIED GROCERS, INC.
filed 2017-05-16
CIK 320431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2017

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

Emerging growth company  [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  [  ]    No  [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of April 29, 2017, the number of shares outstanding was:

Class A: 121,450 shares; Class B: 403,325 shares; Class E: 86,261 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Balance Sheets – Unaudited

(dollars in thousands)
	April 1,	October 1,
	2017	2016
Assets

Current assets:
Cash and cash equivalents	$1,312	$3,369
Accounts and current portion of notes receivable, net of allowances of $2,612 and $3,584 at April 1, 2017 and October 1, 2016, respectively	171,149	182,940
Inventories	247,584	251,502
Prepaid expenses and other current assets	7,546	9,343
Deferred income taxes	4,098	4,098
Assets held for sale – current	5,429	5,429
Total current assets	437,118	456,681
Properties and equipment, net	141,275	149,506
Investments	11,331	12,729
Notes receivable, less current portion and net of allowances of $0 at April 1, 2017and October 1, 2016	14,468	13,397
Goodwill	37,846	37,846
Other assets, net	113,800	110,889
Total Assets	$755,838	$781,048
Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$232,813	$248,576
Accrued liabilities	41,195	44,331
Current portion of notes payable	20,660	24,491
Members’ deposits	9,006	8,880
Liabilities held for sale – current	—	—
Total current liabilities	303,674	326,278
Notes payable, less current portion	240,936	229,741
Long-term liabilities, other	180,964	185,202
Members’ and Non-Members’ deposits	9,202	8,775
Commitments and contingencies

Shareholders' equity:
Class A Shares: 500,000 shares authorized, 121,450 and 122,500 shares outstanding at April 1, 2017 and October 1, 2016, respectively	22,873	23,088
Class B Shares: 2,000,000 shares authorized, 403,325 and 410,537 shares outstanding at April 1, 2017 and October 1, 2016, respectively	73,930	75,198
Class E Shares: 2,000,000 shares authorized, 86,370 and 114,691 shares outstanding at April 1, 2017 and October 1, 2016, respectively	8,637	11,469
Retained earnings – allocated	11,650	18,106
Retained earnings – non-allocated	6,864	6,864
Total retained earnings	18,514	24,970
Receivable from sale of Class A Shares to Members	(50)	(78)
Accumulated other comprehensive loss	(102,842)	(103,595)
Total shareholders' equity	21,062	31,052
Total Liabilities and Shareholders' Equity	$755,838	$781,048

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Earnings (Loss) – Unaudited

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales (gross billings including vendor direct arrangements were $897,672 and $941,027 for the thirteen weeks ended April 1, 2017 and April 2, 2016 and $1,877,788 and $1,940,273 for the twenty-six weeks ended April 1, 2017 and April 2, 2016, respectively)	$877,436	$915,069	$1,838,595	$1,887,934
Cost of sales	812,945	844,584	1,702,988	1,744,068
Distribution, selling and administrative expenses	67,554	70,801	134,012	140,951
Operating (loss) income	(3,063)	(316)	1,595	2,915
Interest expense	(2,738)	(2,497)	(5,484)	(4,979)
Loss before estimated patronage dividends and income taxes	(5,801)	(2,813)	(3,889)	(2,064)
Estimated patronage dividends	—	(2,229)	—	(4,641)
Loss before income taxes	(5,801)	(5,042)	(3,889)	(6,705)
Income tax provision	(64)	(14)	(64)	(28)
Net loss from continuing operations	(5,865)	(5,056)	(3,953)	(6,733)
(Loss) earnings from discontinued operations, net of income tax	(2,006)	331	(2,006)	179
Net loss	$(7,871)	$(4,725)	(5,959)	(6,554)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Comprehensive Earnings (Loss) – Unaudited

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net loss	$(7,871)	$(4,725)	$(5,959)	$(6,554)
Other comprehensive earnings (loss), net of income taxes:
Unrealized net holding (loss) gain on investments, net of income tax (benefit) expense of $0 and $51 for the thirteen weeks ended April 1, 2017 and April 2, 2016 and $0 and $(65) for the twenty-six weeks ended April 1, 2017 and April 2, 2016, respectively	471	228	26	173
Defined benefit pension plans and other postretirement benefit plans: Changes in unrecognized prior service credits during the period, and changes in unrecognized gains and losses, net of income tax expense of $198 and $51 for the thirteen weeks ended April 1, 2017 and April 2, 2016 and $397 and $51 for the twenty-six weeks ended April 1, 2017 and April 2, 2016, respectively	364	47	727	94
Comprehensive loss	$(7,036)	$(4,450)	$(5,206)	$(6,287)

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

Consolidated Condensed Statements of Cash Flows – Unaudited

(dollars in thousands)
	Twenty-Six Weeks Ended
	April 1,	April 2,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,959)	$(6,554)
Less: (Loss) gain on sale of discontinued operations, net of income tax	(2,006)	179
Net loss from continuing operations	(3,953)	(6,733)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,965	15,474
Provision for doubtful accounts	133	628
Loss (gain) on sale of properties and equipment	48	(3)
Loss on sale of Bakery operations	1,460	—
Loss on equity method investment	1,398	—
Decrease in assets:
Accounts receivable	9,998	10,662
Inventories	3,446	38,507
Prepaid expenses and other current assets	1,797	2,109
Decrease in liabilities:
Accounts payable	(16,094)	(38,962)
Accrued liabilities	(5,142)	(1,602)
Long-term liabilities, other	(3,114)	(3,630)
Net cash provided by continuing operating activities	2,942	16,450
Net cash provided by sale of discontinued operations	—	179
Net cash provided by operating activities	2,942	16,629
Cash flows from investing activities:
Purchases of properties and equipment	(2,188)	(3,453)
Proceeds from sale of discontinued operations	—	26,222
Origination of notes receivable	(1,540)	(903)
Collection of notes receivable	2,129	1,580
Proceeds from sale of properties and equipment	3,028	—
Increase in other assets	(9,484)	(11,847)
Net cash (utilized) provided by investing activities	(8,055)	11,599
Cash flows from financing activities:
Net borrowings (repayments) under secured credit agreements	19,000	(11,800)
Borrowings under notes payable	—	644
Repayments of notes payable	(11,636)	(8,409)
Payment of deferred financing fees	(77)	(65)
Increase (decrease) in Members’ deposits and estimated patronage dividends	126	(91)
Increase in Members’ and Non-Members' deposits	427	1,829
Decrease in receivable from sale of Class A Shares to Members, net	28	60
Repurchase of shares from Members	(4,812)	(7,874)
Net cash provided (utilized) by financing activities	3,056	(25,706)
Net (decrease) increase in cash and cash equivalents from continuing operations	(2,057)	2,522
Cash and cash equivalents at beginning of year	3,369	3,056
Cash and cash equivalents at end of period	$1,312	$5,578
Supplemental disclosure of cash flow information:
Interest paid during the period	$4,697	$4,176
Income taxes paid during the period	$59	$50
Supplemental disclosure of non-cash items:
Loss on sale of discontinued operations	$2,006	$—
Capital leases	$—	$1,445
Loss on equity method investment	$1,398	$—

The accompanying notes are an integral part of these statements.

Unified Grocers, Inc. and Subsidiaries

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS – UNAUDITED

1.	BASIS OF PRESENTATION

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

The Company’s banking arrangements allow the Company to fund outstanding checks when presented for payment to the financial institutions utilized by the Company for disbursements.  This cash management practice frequently results in total issued checks exceeding the available cash balance at a single financial institution. The Company’s policy is to record its cash disbursement accounts with a cash book overdraft in accounts payable.  At April 1, 2017 and October 1, 2016, the Company had book overdrafts of $74.3 million and $73.8 million, respectively, classified in accounts payable and included in cash provided by operating activities.

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

At the Closing Date, AmTrust and the Company also entered into a Master Services Agreement for a term of five (5) years, pursuant to which, among other things, each party agreed to provide the other with certain transition services relating to the business of the Acquired Companies.  AmTrust also agreed to pay the Company an annual payment following each of the first five years (ended December 31) of the term of the Master Services Agreement (each, an “Earn-Out Payment”).  Each Earn-Out Payment will be equal to four and one-half percent (4.5%) of gross written premiums on or attributable to all insurance policies purchased through AmTrust during the applicable year by Unified and its Members (see Note 5) or customers. The Company has recorded a receivable in continuing operations of $1.0 million due in Earn-Out Payments through April 1, 2017.

Under the terms of the Stock Purchase Agreement with AmTrust, if during the five-year period following the Closing Date of the sale, the insurance reserves in respect of any accident arising prior to the closing of the sale of UGIS and covered by an insurance policy written by an insurance subsidiary prior to January 1, 2015 increase as a result of adverse development, the Company must pay AmTrust for the amount of the insurance reserve increase on a dollar for dollar basis, up to a maximum of $1 million in the aggregate. In addition, to the extent the increase in insurance reserves as a result of adverse development exceeds $1 million, AmTrust is entitled to offset up to a maximum of an additional $2 million of that increase from future Earn-Out Payments due to the Company under the Stock Purchase Agreement. See Item 1.01, “Entry into a Material Definitive Agreement,” including Exhibit 99.1, “Stock Purchase Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of April 16, 2015” thereto, of our Current Report on Form 8-K, filed on April 22, 2015, and Item 2.01, “Completion of Acquisition or Disposition of Assets,” including Exhibit 99.2, “Master Services Agreement by and between Unified Grocers, Inc. and AmTrust Financial Services, Inc. dated as of October 7, 2015” thereto, of our Current Report on Form 8-K, filed on October 14, 2015, for additional information. The Company believes that these insurance reserves were adequate at the time of the sale of UGIS.  The Company’s potential exposure under the Stock Purchase Agreement as a result of adverse development as of April 1, 2017 was $2.0 million.

AmTrust performs its actuarial studies annually as of December 31. The first reserve measurement that would be taken into account for purposes of determining the amount of any payment or offset pursuant to the Stock Purchase Agreement with respect to adverse development affecting these insurance reserves covered the period ended December 31, 2016.  AmTrust provided the Company with its assessment of adverse development with respect to these insurance reserves and also provided management with a written notice seeking payment of the initial $1.0 million of adverse development as described above, in addition to asserting their contractual right of offset from future Earn-Out Payments due to the Company pursuant to the Stock Purchase Agreement. AmTrust’s assessment is that the amount of adverse development as of December 31, 2016 exceeds $2.0 million, the full amount of the Company’s exposure as of April 1, 2017 described above.  Management has concluded the adverse development in reserves would not impact the Company’s previously issued financial statements.  Management evaluated the impact of the adverse development on such insurance reserves and has accrued a $2.0 million workers’ compensation liability to AmTrust for the adverse development in insurance reserves, established by a charge of $2.0 million to discontinued operations.

Summarized results of the discontinued operations are as follows for the thirteen and twenty-six weeks ended April 1, 2017, and April 2, 2016:

(dollars in thousands)	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Revenue	$—	$—	$—	$—
(Loss) earnings from discontinued operations	(2,006)	331	(2,006)	179
Benefit (provision) for income taxes	—	—	—	—
(Loss) earnings from discontinued operations net of tax	$(2,006)	$331	$(2,006)	$179

The operating results of the Acquired Companies were historically reported as the results of operations included in the Company’s former Insurance segment.

Assets Held for Sale

In July 2016, the Company ceased operating its Southern California Dairy Division manufacturing facility (see Part I, Item 1, “Business – Recent Developments – Dairy Divisions” of the Company’s Annual Report on Form 10-K for the year ended October 1, 2016 for additional information).  Due to the closure of this facility, land, building and property improvements totaling $5.4 million have been reclassified to assets held for sale – current on the accompanying consolidated condensed balance sheets at both April 1, 2017 and October 1, 2016.  Depreciation is not charged against property, plant and equipment classified as held for sale.  On a quarterly basis, the Company assesses whether events or changes in circumstances occur that potentially indicate the carrying value of such assets may not be recoverable.  Management believes the carrying amount of such assets will be recovered principally through a sale transaction rather than continuing use and the sale of the assets (or disposal group) is probable, and transfer of the assets (or disposal group) is expected to qualify for recognition as a completed sale within one year of the Company’s fiscal year ended October 1, 2016.  The Company evaluated these assets for impairment at April 1, 2017 and October 1, 2016 and concluded there was no impairment of these assets as the Company has entered into a non-binding purchase agreement in excess of their carrying amount.  During the fourth quarter of fiscal 2016, the Company wrote-off $1.3 million of equipment for which the carrying value was not deemed recoverable.  See Note 3 to “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.

Sale of Los Angeles Bakery Facility

On December 31, 2016, the Company completed the sale of its Bakery operations.  The buyer will continue to offer the Company’s Members a private label offering for bread and an expanded product offering for the Company’s Southern California Members.  The buyer paid the Company $3.0 million for the Company’s Bakery facility, related equipment, inventory, and customer list.  In addition, the buyer retained substantially all union and non-union Bakery associates and assumed the related union contract and union pension obligations. The Company recorded a $1.4 million loss on the sale of the Bakery operations.

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

Concentration of credit risk.    The Company’s largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, and the ten largest Member and Non-Member customers (including Cash & Carry Stores, LLC) constituted approximately 17% and 52%, respectively, of total net sales for the twenty-six week period ended April 1, 2017.  The Company’s ten customers with the largest accounts receivable balances accounted for approximately 45% and 41% of total accounts receivable at April 1, 2017 and at October 1, 2016, respectively.  Management believes that receivables are well diversified and that the allowances for doubtful accounts are sufficient to absorb estimated losses.

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

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of April 1, 2017:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$13,120	$—	$—	$13,120
Total	$13,120	$—	$—	$13,120

The following table represents the Company’s financial instruments recorded at fair value and the hierarchy of those assets as of October 1, 2016:

(dollars in thousands)
	Level 1	Level 2	Level 3	Total
Mutual funds	$10,640	$—	$—	$10,640
Total	$10,640	$—	$—	$10,640

Mutual funds are valued by the Company based on information received from a third party.  These assets are valued based on quoted prices in active markets (Level 1 inputs).  As of April 1, 2017 and October 1, 2016, respectively, $13.1 million and $10.6 million of mutual funds, held in rabbi trusts to provide for employee benefit obligations, are included in other assets in the Company’s consolidated condensed balance sheets.  For assets traded in active markets, the assets are valued at quoted bond market prices (Level 1 inputs).  The Company determines the classification of financial asset groups within the fair value hierarchy based on the lowest level of input into each group’s asset valuation.

The Company did not have any significant transfers into or out of Levels 1 and 2 during the twenty-six week period ended April 1, 2017.

Notes payable.    The fair values of borrowings under the Company’s credit facilities are estimated to approximate their carrying amounts due to the short maturities of those obligations.  The fair values for other notes payable are based primarily on rates currently available to the Company for debt with similar terms and remaining maturities.

The fair value of notes payable was $259.9 million and $253.6 million compared to their carrying value of $261.6 million and $254.2 million at April 1, 2017 and October 1, 2016, respectively.  These fair values were based on estimates of market conditions, estimates using present value and risks existing at that time (Level 2 inputs).

4.	INVESTMENTS

The amortized cost and fair value of investments are as follows:

(dollars in thousands)
April 1, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$11,331
Total investments				$11,331

(dollars in thousands)
October 1, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Common stock, at cost				$12,729
Total investments				$12,729

During the interim period ended April 1, 2017 and the fiscal year ended October 1, 2016, the Company did not hold any trading or held-to-maturity securities.

Net investment income, which is included in net sales, is summarized as follows:

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Dividend Income	$—	$—	$—	$6
	—	—	—	6
Less: investment expenses	—	—	—	—
	$—	$—	$—	$6

Equity investments held by the Company that do not have readily determinable fair values are accounted for using the cost or equity methods of accounting.  The Company evaluated its equity investments for impairment as of April 1, 2017, and the Company did not consider any of these equity investments to be impaired.

The Company held investments in Western Family Holding Company (“Western Family”) common stock of $7.2 million and $8.6 million at April 1, 2017 and October 1, 2016, respectively.  Western Family is a privately held company located in Oregon that provides procurement, quality assurance, packaging and other services exclusively for its member-owners from which the Company purchases food and general merchandise products. The investment represents approximately a 20.3% and 17.2% ownership interest at April 1, 2017 and October 1, 2016, respectively.  The Company’s ownership percentage in Western Family is based, in part, on the volume of purchases transacted with Western Family.  The investment is accounted for using the equity method of accounting.

In June 2016, Western Family reached an agreement with Topco Associates, LLC (“Topco”), a cooperative, authorizing Topco to procure, manage and market Western Family’s private label brands, including the Western Family and Natural

Directions national brand equivalent corporate brands that are sold through the Company.  Western Family will continue to own its private label brands and Unified will continue its ownership in Western Family.  The transition of products has been completed, and Western Family has laid off the majority of its workforce.  In conjunction with its agreement with Topco, Western Family provided its investors an estimate of the anticipated costs for the closure of its headquarters, and the Company accordingly reduced its investment in Western Family by its proportionate share of such costs in the amount of $0.4 million in fiscal 2016.  In addition, Western Family provided its investors updated financial information as of March 30, 2017, and the Company further reduced its investment by its proportionate ownership share in the amount of $1.4 million as of April 1, 2017.

As discussed in Part I, Item 1, “Business – Products – Corporate Brands” of our Annual Report on Form 10-K for the year ended October 1, 2016, the Company currently sells products under national brand equivalent and value-oriented corporate brands.  During fiscal 2016, the Company joined Topco concurrent with an investment of $60 thousand in Topco’s capital stock.  Topco is a privately held company headquartered in Illinois that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies.  Topco is now the Company’s primary supplier for its Springfield national brand equivalent corporate brand and its value-oriented Special Value corporate brand products.  In addition, Topco serves as the Company’s sole-source supplier for general merchandise and health and beauty care products under its TopCare label. The investment is accounted for using the cost method of accounting.

The Company’s wholly-owned finance subsidiary, Grocers Capital Company (“GCC”), has an investment in National Consumer Cooperative Bank (“NCB”), which operates as a cooperative, and therefore, its participants are required to own its Class B common stock.  The investment in the Class B common stock of NCB, accounted for using the cost method of accounting, aggregated $4.1 million at both April 1, 2017 and October 1, 2016.  The Company recognized $0 and $6 thousand of dividend income from NCB for the interim periods ended April 1, 2017 and April 2, 2016, respectively.

5.	SEGMENT INFORMATION

Unified is a retailer-owned, grocery wholesale cooperative serving supermarket, specialty and convenience store operators located primarily in the western United States and the Pacific Rim. The Company’s customers range in size from single store operators to regional supermarket chains.  The Company sells a wide variety of products typically found in supermarkets.  The Company’s customers are comprised of its owners (“Members”) and non-owners (“Non-Members”).  Our focus is on our Members, but we also do business with Non-Member customers.  For the twenty-six weeks ended April 1, 2017, approximately 67% of our net sales were to Members.  The Company reports all product sales in its only segment, Wholesale Distribution.  The Company also provides support services, including financing, to its customers through the Wholesale Distribution segment and through separate subsidiaries.  Finance activities are grouped within Unified’s All Other business activities.  The availability of specific products and services may vary by geographic region.

Management identifies segments based on the information monitored by the Company’s chief operating decision maker (the Chief Executive Officer) to manage the business and, accordingly, has identified the following reportable segments:

•

The Wholesale Distribution segment includes the results of operations from the sale of groceries and general merchandise products to both Members and Non-Members, including a broad range of branded and corporate brand products in nearly all the categories found in a typical supermarket, including dry grocery, frozen food, deli, meat, dairy, eggs, produce, bakery, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products.  Support services (other than financing), including merchandising, retail pricing, advertising, promotional planning, retail technology, equipment purchasing and real estate services, are reported in the Wholesale Distribution segment.  As of, and for the twenty-six weeks ended, April 1, 2017, the Wholesale Distribution segment collectively represented approximately 96% of the Company’s total assets and nearly 100% of total net sales.

Non-perishable products consist primarily of dry grocery, frozen food, deli, ethnic, gourmet, specialty foods, natural and organic, general merchandise and health and beauty care products.  They also include (1) retail support services and (2) products and shipping services provided to Non-Member customers through the Company’s wholly-owned subsidiary, Unified International, Inc.  Perishable products consist primarily of service deli, service bakery, meat, eggs, produce, bakery (through December 31, 2016) and dairy products.  Net sales within the Wholesale Distribution segment include $595.5 million and $618.1 million, or 67.9% and 67.6% of total Wholesale Distribution segment net sales, for the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively, attributable to sales of non-perishable products, and $281.7 million and $296.7 million, or 32.1% and 32.4% of total Wholesale Distribution segment net sales, for the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively, attributable to sales of perishable products.  Net sales within the Wholesale Distribution segment include $1.246 billion and $1.272 billion, or 67.8% and 67.4% of total Wholesale Distribution segment net sales, for the twenty-six weeks ended April 1, 2017 and April 2, 2016, respectively, attributable to sales of non-perishable products, and $592.2 million and $615.5 million, or 32.2% and 32.6% of total Wholesale Distribution segment net sales, for the twenty-six weeks ended April 1, 2017 and April 2, 2016, respectively, attributable to sales of perishable products.  Wholesale Distribution segment net sales also include revenues attributable to the Company’s retail support services (other than financing), which comprised less than 1% of total Wholesale Distribution segment net sales, for each of the foregoing respective periods.

Transactions involving certain vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California.  “Gross billings,” an internal financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, was $897.4 million and $940.7 million for the thirteen weeks ended April 1, 2017 and April 2, 2016, respectively and $1.877 billion and $1.940 billion for the twenty-six weeks ended April 1, 2017 and April 2, 2016, respectively.

•	Assets Held for Sale

o

In the prior year, as discussed in Note 2, “Discontinued Operations/Assets Held For Sale,” the Company’s Southern California Dairy Division manufacturing facility ceased operating and the remaining assets have been classified as assets held for sale in the Company’s consolidated condensed balance sheets.  As of April 1, 2017, the Company’s former dairy manufacturing facility accounted for approximately 1% of total assets.

The All Other category includes the results of operations for the Company’s other support businesses, including its finance subsidiary, Grocers Capital Company, whose services are provided to a common customer base, none of which individually meets the quantitative thresholds of a reportable segment.  As of, and for the thirteen weeks ended, April 1, 2017, the All Other category collectively accounted for approximately 3% of the Company’s total assets, and less than 1% of total net sales.

Information about the Company’s operating segment is summarized below.

(dollars in thousands)
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net sales
Wholesale distribution: Gross billings	$897,433	$940,729	$1,877,289	$1,939,681
Less: Gross billings through vendor direct arrangements	(20,236)	(25,958)	(39,193)	(52,339)
Wholesale distribution: Net sales	877,197	914,771	1,838,096	1,887,342
All other	342	377	754	812
Inter-segment eliminations	(103)	(79)	(255)	(220)
Total net sales	$877,436	$915,069	$1,838,595	$1,887,934
Operating (loss) income
Wholesale distribution	$(3,114)	$(454)	$1,441	$2,638
All other	51	138	154	277
Total operating (loss)income	(3,063)	(316)	1,595	2,915
Interest expense	(2,738)	(2,497)	(5,484)	(4,979)
Estimated patronage dividends	—	(2,229)	—	(4,641)
Income tax provision	(64)	(14)	(64)	(28)
Net loss from continuing operations	$(5,865)	$(5,056)	$(3,953)	$(6,733)
(Loss) earnings from discontinued operations, net of tax	(2,006)	331	(2,006)	179
Net loss	$(7,871)	$(4,725)	$(5,959)	$(6,554)
Depreciation and amortization
Wholesale distribution	$6,434	$7,478	$12,965	$15,434
All other	—	20	—	40
Total depreciation and amortization	$6,434	$7,498	$12,965	$15,474
Capital expenditures
Wholesale distribution	$1,027	$1,995	$2,188	$3,453
All other	—	—	—	—
Total capital expenditures	$1,027	$1,995	$2,188	$3,453
Identifiable assets at April 1, 2017 and April 2, 2016
Wholesale distribution	$729,123	$765,850	$729,123	$765,850
Assets held for sale	5,429	—	5,429	—
All other	21,286	24,229	21,286	24,229
Total identifiable assets	$755,838	$790,079	$755,838	$790,079

6.	NOTES PAYABLE

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

As discussed in Note 12, “Subsequent Events,” on April 7, 2017, the Company entered into a Third Amendment to the Credit Agreement, by and among the Company, the lenders party thereto and the Administrative Agent.  The Third Amendment revises the definition of “Change in Control” under the Credit Agreement such that, in and of itself, entry into an agreement providing for the acquisition of greater than 40% of the combined voting power of all securities of the Company entitled to vote in the election of directors will not constitute a Change in Control.

The Company’s outstanding revolver borrowings under the Credit Agreement increased to $156.6 million at April 1, 2017 (Eurodollar and Base Rate Loans at a blended average rate of 2.95% per annum) from $137.6 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 3.05% per annum).  The Company’s outstanding FILO borrowings under the Credit Agreement were $9.5 million at April 1, 2017 (Eurodollar and Base Rate Loans at a blended average rate of 4.24% per annum) and $15.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 4.29% per annum). The Company’s outstanding term loan borrowings under the Credit Agreement were

$77.5 million at April 1, 2017 (Eurodollar and Base Rate Loans at a blended average rate of 2.98% per annum) and $82.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.52% per annum).

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

GCC’s revolving loan borrowings outstanding were $15.0 million at both April 1, 2017 and October 1, 2016.

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

The Company also sponsors an Executive Salary Protection Plan III (“ESPPIII”) for the executive officers of the Company that provides supplemental post-termination retirement income based on each participant's salary and years of service as an officer of the Company.  This plan was amended in December 2012 to close the plan to new entrants as of September 30, 2012.  This plan was replaced in fiscal 2013 with the Company’s Supplemental Executive Retirement Plan (see discussion below).  The Company has informally funded its obligation to plan participants in a rabbi trust, comprised primarily of life insurance policies reported at cash surrender value and mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.  In accordance with ASC Topic 710, “Compensation – General,” the assets and liabilities of a rabbi trust must be accounted for as if they are assets and liabilities of the Company.  In addition, all earnings and expenses of the rabbi trust are reported in the Company’s consolidated condensed statements of earnings (loss).  The cash surrender value of such life insurance policies aggregated to $22.4 million at both April 1, 2017 and October 1, 2016, and are included in other assets in the Company’s consolidated condensed balance sheets.  Mutual funds reported at their estimated fair value of $9.1 million and $7.3 million at April 1, 2017 and October 1, 2016, respectively, are included in other assets in the Company’s consolidated condensed balance sheets.  The assets held in the rabbi trust are not available for general corporate purposes.  The rabbi trust is subject to the Company’s creditors’ claims in the event of its insolvency.  The trust assets are excluded from ESPPIII plan assets as they do not qualify as plan assets under ASC Topic 715, “Compensation – Retirement Benefits.”  The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $39.2 million and $40.2 million at April 1, 2017 and October 1, 2016, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

The Company sponsors other postretirement benefit plans that provide certain medical coverage to retired non-union employees and officers and provide unused sick leave benefits for certain eligible union employees.  Those plans are not funded.

The components of net periodic cost for pension and other postretirement benefits for the respective thirteen weeks ended April 1, 2017 and April 2, 2016 consist of the following:

(dollars in thousands)
	Pension Benefits				Other Postretirement Benefits
	Thirteen Weeks Ended		Twenty-Six Weeks Ended		Thirteen Weeks Ended		Twenty-Six Weeks Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Service cost	$44	$95	$88	$189	$5	$9	$11	$17
Interest cost	2,252	2,566	4,504	5,131	229	272	458	543
Expected return on plan assets	(3,350)	(3,643)	(6,700)	(7,286)	—	—	—	—
Amortization of prior service credit	—	(2)	—	(3)	(158)	(313)	(317)	(624)
Recognized actuarial loss (gain)	831	516	1,661	1,031	(109)	(129)	(219)	(258)
Net periodic benefit income	$(223)	$(468)	(447)	$(938)	$(33)	$(161)	$(67)	$(322)

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

Additionally, the Company anticipates making benefit payments of $3.9 million to participants in the ESPPIII for the 2017 plan year.  The Company made benefit payments of $1.6 million to participants in the ESPPIII during the twenty-six weeks ended April 1, 2017 for the 2017 plan year.

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

The SERP is a non-qualified defined contribution type plan under which benefits are derived based on a notional account balance to be funded by the Company for each participating officer.  The account balance will be credited each year with a Company contribution based on the officer’s compensation, calculated as base salary plus bonus, earned during a fiscal year and the officer’s executive level at the end of the fiscal year.  Plan participants may select from a variety of investment options (referred to as “Measurement Funds” in the plan document) concerning how the contributions are hypothetically invested.  Assets of the SERP (i.e., the participants’ account balances) will not be physically invested in the investments selected by the participants; rather, the Measurement Funds are utilized for the purpose of debiting or crediting additional amounts to each participant’s account.  The Company informally funds its obligation to plan participants in a rabbi trust, comprised of mutual fund assets consisting of various publicly-traded mutual funds reported at estimated fair value based on quoted market prices.  Mutual funds reported at their estimated fair value of $3.3 million and $3.1 million at April 1, 2017 and October 1, 2016, respectively, are included in other assets in the Company’s consolidated condensed balance sheets.  The related accrued benefit cost (representing the Company’s benefit obligation to participants) of $5.2 million and $4.8 million at April 1, 2017 and October 1, 2016, respectively, is recorded in long-term liabilities, other in the Company’s consolidated condensed balance sheets.

The SERP is accounted for pursuant to FASB ASC section 715-70, “Compensation – Retirement Benefits – Defined Contribution Plans” (“ASC 715-70”).  SERP participants are credited with a contribution to an account and will receive, upon separation, a benefit based upon the vested amount accrued in their account, which includes the Company’s contributions plus or minus the increase or decrease in the fair market value of the hypothetical investments (Measurement Funds) selected by the participant.  ASC 715-70 requires companies to record, on a periodic basis, that portion of a company’s contribution earned during the period by the participants (the “Expense”).  The Company is accruing the Expense under the assumption that all participants in the SERP will achieve full vesting (five years of service).  The related benefit expense was $1.0 and $0.9 million for the twenty-six weeks ended April 1, 2017 and April 2, 2016, respectively.

8.	CONTINGENCIES AND LITIGATION

The Company is a party to various litigation, claims and disputes, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company believes the outcome of these matters will not result in a material adverse effect on its financial condition, results of operations or cash flows.

9.	ACCUMULATED OTHER COMPREHENSIVE EARNINGS (LOSS)

The balance and components of the change in accumulated other comprehensive earnings (loss), net of taxes, are as follows:

(dollars in thousands)
	Unrealized Net Holding Gain (Loss) on Investments	Defined Benefit Pension Plans and Other Postretirement Benefit Plans Items	Total
Beginning balance, October 1, 2016	$110	$(103,705)	$(103,595)

Other comprehensive gain before reclassifications	26	—	26
Reclassification adjustment for gains included in net earnings	—	727	727
Net current period other comprehensive gain	26	727	753
Ending balance, April 1, 2017	$136	(102,978)	(102,842)

The reclassifications out of accumulated other comprehensive earnings (loss) for the thirteen weeks ended April 1, 2017 and April 2, 2016 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Thirteen Weeks Ended
	April 1, 2017	April 2, 2016
Unrealized net holding gain (loss) on investments:
Realized gains (losses) – Wholesale Distribution segment	$—	$—	Distribution, selling and administrative expenses
	—	—	Earnings (loss) before income taxes
	—	—	Income taxes
	$—	$—	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	$158	$314	(a)
Amortization of actuarial losses	(720)	(387)	(a)
	(562)	(73)	Loss before income taxes
	198	26	Income tax provision
	$(364)	$(47)	Net loss
Total reclassifications for the period	$(364)	$(47)	Net loss

The reclassifications out of accumulated other comprehensive earnings (loss) for the twenty-six weeks ended April 1, 2017 and April 2, 2016 were as follows:

(dollars in thousands)
	Amount Reclassified from Accumulated Other Comprehensive Earnings (Loss)		Affected Line Item in the Consolidated Condensed Statements of Earnings (Loss)
	Twenty-six Weeks Ended
	April 1, 2017	April 2, 2016
Unrealized net holding gain (loss) on investments:
Realized gains (losses) – Wholesale Distribution segment	$—	$—	Distribution, selling and administrative expenses
	—	—	Earnings (loss) before income taxes
	—	—	Income taxes
	$—	$—	Net earnings (loss)
Defined benefit pension plans and other postretirement benefit plans items:
Amortization of unrecognized prior service credits	$317	$628	(a)
Amortization of actuarial losses	(1,441)	(774)	(a)
	(1,124)	(146)	Loss before income taxes
	397	52	Income tax provision
	$(727)	$(94)	Net loss
Total reclassifications for the period	$(727)	$(94)	Net loss

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

The Company has a Related Party Transactions Policy (“RPT Policy”) which was adopted by the Board on May 18, 2016, and requires certain “Related Party Transactions” (as defined therein) to be identified, reviewed and approved by the Company’s Disclosure Committee, which is comprised of selected employees of the Company and which analyzes such Related Party Transactions for disclosure as required by relevant regulations and accounting guidance. The majority of transactions between Unified and its Members are part of the Company’s standard suite of products, services, and programs available to its Members. The criteria for participation in these transactions are the same as for all similarly situated Members. The RPT Policy identifies these transactions as “Ordinary Course” transactions which are not subject to review by the Disclosure Committee, but are otherwise documented within the Company. Such services and programs include gross billings, supply agreements, inventory deferral loan agreements, and other published programs.

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

In March 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-07, “Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” (“ASU No. 2017-07”).  ASU No. 2017-07 provides additional guidance on the presentation of net benefit cost in the income statement and on the components eligible for capitalization in assets.  ASU No. 2017-07 requires that an employer disaggregate the service cost component from the other components of net benefit cost.  ASU No. 2017-07 requires an employer to report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented (and the line item or items used in the income statement to present such components must be disclosed).  ASU No. 2017-07 allows only the service cost component of net benefit cost to be eligible for capitalization when applicable.  ASU No. 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  The Company will adopt ASU No. 2017-07 commencing in the first quarter of fiscal 2019. The Company does not believe this standard will have a material impact on its consolidated financial statements or related footnote disclosures.

In February 2017, the FASB issued ASU No. 2017-06, “Plan Accounting – Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Reporting (a consensus of the FASB Emerging Issues Task Force)” (“ASU No. 2017-06”). Under Topic 960, investments in master trusts are presented in a single line item in the statement of net assets available for benefits. Similar guidance is not provided in Topic 962 or 965, which has resulted in diversity in practice. For each master trust in which a plan holds an interest, ASU No. 2017-06 requires that a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively.  Topics 960 and 962 require plans to disclose their percentage interest in the master trust and a list of the investments held by the master trust, presented by general type, within the plan’s financial statements.  The amendments in ASU No. 2017-06 require that all plans disclose the dollar amount of their interest in each of those general types of investments.  ASU No. 2017-06 is effective for fiscal years beginning after December 15, 2018.  The Company will adopt ASU No. 2017-06 commencing the first quarter of fiscal 2020. The Company does not believe this standard will have an impact on its consolidated financial statements; however, the Company’s separate plan financial statements and related footnote disclosures will be modified as a result of this new guidance.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU No. 2017-05”).  Current GAAP requires an entity to derecognize (or deconsolidate) a business or nonprofit activity in accordance with Topic 810 unless the business or nonprofit activity is considered in substance real estate and, therefore, is derecognized in accordance with industry-specific guidance. ASU No. 2017-05 requires that all entities account for the derecognition of a business or nonprofit activity (except those related to conveyances of oil and gas mineral rights or contracts with customers) in accordance with Topic 810. This simplifies GAAP, as an entity no longer needs to consider whether a business or nonprofit activity also is in substance real estate (or an in substance nonfinancial asset). The change clarifies the definition of an in substance nonfinancial asset.  ASU No. 2017-05 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual periods. The Company will adopt ASU No. 2017-05 commencing in the first quarter of fiscal 2019. The Company is currently assessing the impact this standard may have on its consolidated financial statements and related footnote disclosures.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment” (“ASU No. 2017-04”).  To simplify the subsequent measurement of goodwill, ASU No. 2017-04 eliminates Step 2 from the goodwill impairment test.  In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination.  Instead, ASU No. 2017-04 requires an entity to perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount.  An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU No. 2017-04 also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test.  Therefore, the same impairment assessment applies to all reporting units.  An entity is required to disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount of net assets.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary.  ASU No. 2017-04 is effective for fiscal years beginning after December 15, 2019. The Company will adopt ASU No. 2017-04 commencing in the first quarter of fiscal 2021. The Company does not believe this standard will have a material impact on its consolidated financial statements or the related footnote disclosures.

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

Merger Agreement

On April 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with SUPERVALU INC., a Delaware corporation (“SVU”), and West Acquisition Corporation, a California corporation and wholly-owned subsidiary of SVU (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge (the “Merger”) with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of SVU.

Subject to the terms and conditions set forth in the Merger Agreement, upon consummation of the Merger, each outstanding share of the Company’s Class A Shares and Class B Shares, each without par value, excluding certain specified shares, will be converted into the right to receive $200.27 per share in cash and each outstanding share of the Company’s Class E Shares, without par value (together with the Class A Shares and Class B Shares, collectively referred to herein as the “Shares”), excluding certain specified shares, will be converted into the right to receive $100.00 per share in cash.  In addition, SVU will assume and payoff the Company’s net debt at closing.

Consummation of the Merger is subject to certain closing conditions, including: (i) the approval of the Merger Agreement by the holders of a majority of the outstanding Shares of each class of Shares, on a class by class basis, as of the applicable record date, (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any law or order prohibiting the Merger or the other transactions contemplated by the Merger Agreement.

The Company and SVU have made customary representations, warranties and covenants in the Merger Agreement for a transaction of this nature. SVU has agreed, for a period of twelve months after the closing, to continue to provide products and services on terms and conditions (including pricing and quantity terms) no less favorable in all material respects to each Member of the Company as such Member enjoyed in the previous twelve months prior to the date of the Merger Agreement, subject to certain credit support requirements and such Member continuing to purchase products and services, without interruption in any material respect, in the same or greater amount as purchased in the twelve months prior to the date of the Merger Agreement (subject to certain exceptions).

The Merger Agreement contains certain termination rights for both Unified and SVU, including if (i) the consummation of the Merger is legally prohibited or enjoined, (ii) the Merger is not consummated by October 7, 2017, but subject to extension to January 5, 2018 if certain antitrust-related conditions have not been satisfied or waived, (iii) there has been a breach by the other party that is not cured such that the applicable closing conditions would not be satisfied, or (iv) the approval by each class of the Company’s shareholders, on a class by class basis, is not obtained. Upon the termination of the Merger Agreement under specified circumstances, including in connection with a change in the recommendation of the Company’s Board of Directors, the Company may be required to pay SVU a termination fee of $8.0 million and reimburse SVU for certain expenses up to $1.0 million. In connection with termination of the Merger Agreement under specified circumstances related to the failure to obtain antitrust approvals, SVU may be required to pay the Company a termination fee of $9.5 million.

The Company recognized $2.4 million in acquisition-related costs (referred to in the Merger Agreement as “Transaction Expenses”) as of April 1, 2017, comprised principally of advisory, legal, accounting and other professional and consulting fees, with the remaining Transaction Expenses expected to be incurred during the third and potentially fourth quarters of fiscal 2017.  Pursuant to ASC 805-10-25-23, such costs will be accounted for as expenses in the period(s) in which the costs are incurred and the services are received.

Voting Agreements

Concurrently with the execution and delivery of the Merger Agreement, SVU entered into voting agreements with each shareholder of the Company who has a representative on the Company’s Board of Directors. The voting agreements generally require the respective shareholders to vote all of their Shares in favor of the approval of the Merger Agreement and certain related matters as applicable and against alternative acquisition proposals and generally prohibit them from entering into agreements regarding or transferring their Shares, subject to certain exceptions. The voting agreements will terminate upon the earlier to occur of (i) the consummation of the Merger, (ii) the termination of the Merger Agreement in accordance with its terms, or (iii) a written agreement between SVU and the applicable shareholder terminating the applicable agreement.

Amendment to Credit Agreement

As discussed in Note 6, the Company is party to a Credit Agreement, among the Company, the lenders party thereto, and Wells Fargo Bank, National Association (“N.A.”), as administrative agent (“Administrative Agent”).  In connection with the Merger, on April 7, 2017, the Company entered into a Third Amendment (the “Amendment”) to the Credit Agreement, by and among the Company, the lenders party thereto and the Administrative Agent.

The Amendment revises the definition of “Change in Control” under the Credit Agreement such that, in and of itself, entry into an agreement providing for the acquisition of greater than 40% of the combined voting power of all securities of the Company entitled to vote in the election of directors will not constitute a Change in Control.

See Item 1.01, “Entry into a Material Definitive Agreement,” including Exhibits 2.1, “Agreement and Plan of Merger, dated April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and West Acquisition Corporation” and 99.3, “Third Amendment to the Amended and Restated Credit Agreement, dated April 10, 2017, by and among Unified Grocers, Inc., the financial institutions party thereto and Wells Fargo Bank, National Association” thereto, Item 5.02, “Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Agreements of Certain Officers,” including Exhibits 99.4, “Non-Competition Agreement, dated April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and Robert M. Ling, Jr.” and 99.5, “Letter Agreement, dated April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC. and Robert M. Ling, Jr.” thereto, of our Current Report on Form 8-K, filed on April 11, 2017, for additional information.

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

INDUSTRY OVERVIEW AND THE COMPANY’S OPERATING ENVIRONMENT

Competition

We compete in the wholesale grocery industry with many regional and local grocery, general food, meat, produce, specialty, bakery and dairy wholesalers and distributors, as well as with national food wholesalers, namely C&S Wholesale Grocers, Inc., SUPERVALU INC. (see “Recent Developments and Updates – Merger Agreement”), United Natural Foods, Inc. (UNFI) and KeHE Distributors, LLC.  Many of our customers, including Members, buy from such competing wholesalers and distributors in addition to us, such that we are competing for business at the wholesale grocery level on a daily basis.  This competition is intense with respect to, among other things, price, selection, availability and service.

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

Economic Factors

We and others in the grocery industry are impacted by changes in the overall economic environment, including such factors as consumer confidence and the employment rate, shifts in consumer tastes and buying patterns, and changes in government spending that supports grocery purchases.  Overall, recent economic growth has produced a gradual improvement in consumer confidence and unemployment, conditions which historically caused consumers to be highly price sensitive and seek lower-cost alternatives in their grocery purchases.  These conditions have improved slowly in some of our operating markets; however, in other of our operating markets, these conditions have substantially improved and consumers, while continuing to seek value in their purchases, have increasingly opted for higher priced, higher quality products.  The significant industry growth in sales of natural and organic products is an example of this trend.  One trend that appears to be continuing in all market areas is the willingness of consumers to shop at multiple stores of various formats, for both greater selection and value, rather than obtaining all of their grocery needs from one full-service store.  This trend has continued to benefit the various specialty, discount and other alternative format stores.

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

We invest in life insurance policies (reported at cash surrender value) and various publicly-traded mutual funds (reported at estimated fair value based on quoted market prices) to fund obligations pursuant to our Executive Salary Protection Plan III, Supplemental Executive Retirement Plan and Deferred Compensation Plan (see Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional discussion).  Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions.  During the twenty-six weeks ended April 1, 2017, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in the value of life insurance and mutual fund assets, respectively.

RECENT DEVELOPMENTS AND UPDATES

Merger Agreement.  On April 10, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with SUPERVALU INC., a Delaware corporation (“SVU”), and West Acquisition Corporation, a California corporation and wholly-owned subsidiary of SVU (“Merger Sub”), pursuant to which, upon the terms and subject to the conditions set forth therein, Merger Sub will merge (the “Merger”) with and into the Company, with the Company surviving the Merger as a wholly-owned subsidiary of SVU.

Subject to the terms and conditions set forth in the Merger Agreement, upon consummation of the Merger, each outstanding share of our Class A Shares and Class B Shares, each without par value, excluding certain specified shares, will be converted into the right to receive $200.27 per share in cash and each outstanding share of our Class E Shares, without par value (together with the Class A Shares and Class B Shares, collectively referred to herein as the “Shares”), excluding certain specified shares, will be converted into the right to receive $100.00 per share in cash.

Consummation of the Merger is subject to certain closing conditions, including: (i) the approval of the Merger Agreement by the holders of a majority of the outstanding Shares of each class of Shares, on a class by class basis, as of the applicable record date, (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) the absence of any law or order prohibiting the Merger or the other transactions contemplated by the Merger Agreement.

We recognized $2.4 million in acquisition-related costs (referred to in the Merger Agreement as “Transaction Expenses”) as of April 1, 2017, comprised principally of advisory, legal, accounting and other professional and consulting fees, with the remaining Transaction Expenses expected to be incurred during the third and potentially fourth quarters of fiscal 2017.

See Note 12, “Subsequent Events” of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q for additional information.

Sale of Los Angeles Bakery Facility.  On December 31, 2016, we completed the sale of our Bakery operations.  The buyer will continue to offer our Members a private label offering for bread and an expanded product offering for our Southern California Members.  The buyer paid $3.0 million for our Bakery facility, related equipment, inventory, and customer list.  In addition, the buyer retained substantially all union and non-union Bakery associates and assumed the related union contract and union pension obligations. We recorded a $1.4 million loss on the sale of the Bakery operations.

New Supplier for Private Label Products.  In February 2016, we joined Topco Associates, LLC (“Topco”) as a member.  Topco is a privately held company that provides procurement, quality assurance, packaging and other services exclusively for its member-owners, which include supermarket retailers, food wholesalers and foodservice companies.  Topco is our primary supplier for our Springfield national brand equivalent corporate brand and our value-oriented Special Value corporate brand products.  In addition, Topco serves as our sole-source supplier for general merchandise and health and beauty care products under its TopCare label.

In June 2016, Western Family Foods Inc. (“Western Family”) reached an agreement with Topco authorizing Topco to procure, manage and market Western Family’s private label brands, including the Western Family and Natural Directions national brand equivalent corporate brands that are sold through us.  Western Family will continue to own its private label brands and we will continue our ownership in Western Family.  The transition of products has been completed, and Western Family has laid off the majority of its workforce.  In conjunction with its agreement with Topco, Western Family provided its investors an estimate of the anticipated costs for the closure of its headquarters, and we accordingly reduced our investment in Western Family by our proportionate share of such costs in the amount of $0.4 million in fiscal 2016.  In addition, Western Family provided its investors updated financial information as of March 30, 2017, and we further reduced our investment by our proportionate ownership share in the amount of $1.4 million as of April 1, 2017.

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

At the Closing Date, we also entered into a Master Services Agreement with AmTrust for a term of five (5) years, pursuant to which, among other things, AmTrust agreed to pay us an annual payment following each of the first five years (ended December 31) of the term of the Master Services Agreement (each, an “Earn-Out Payment”) based on premiums written on or attributable to all insurance policies purchased through AmTrust during the applicable year by Unified and our Members or customers.  We recorded a receivable of $1.0 million due in Earn-Out Payments through April 1, 2017.

Under the terms of the Stock Purchase Agreement with AmTrust, if during the five-year period following the Closing Date of the sale of the Insurance segment, the insurance reserves in respect of any accident arising prior to the closing of the sale of UGIS and covered by an insurance policy written by an insurance subsidiary prior to January 1, 2015 increase as a result of adverse development, we must pay AmTrust for the amount of the insurance reserve increase on a dollar for dollar basis, up to a maximum of $1 million in the aggregate. In addition, to the extent the increase in insurance reserves as a result of adverse development exceeds $1 million, AmTrust is entitled to offset up to a maximum of an additional $2 million of that increase from future Earn-Out Payments due to us under the Stock Purchase Agreement.  We believe that these insurance reserves were adequate at the time of the sale of UGIS.  Our potential exposure under the Stock Purchase Agreement as a result of adverse development as of April 1, 2017 was $2.0 million. AmTrust performs its actuarial studies annually as of December 31. The first reserve measurement that would be taken into account for purposes of determining the amount of any payment or offset pursuant to the Stock Purchase Agreement with respect to adverse development affecting these insurance reserves covered the period ended December 31, 2016.  AmTrust provided us with its assessment of adverse development with respect to these insurance reserves and also provided management with a written notice seeking payment of the initial $1.0 million of adverse development as described above, in addition to asserting their contractual right of offset from future Earn-Out Payments due to us pursuant to the Stock Purchase Agreement. AmTrust’s assessment is that the amount of adverse development as of April 1, 2017 exceeds $2.0 million, the full amount of our exposure as of April 1, 2017 described above.  Management has concluded the adverse development in reserves would not impact our previously issued financial statements.  Management evaluated the impact of the adverse development on such insurance reserves and has accrued a $2.0 million workers’ compensation liability to AmTrust for the adverse development in insurance reserves, established by a charge of $2.0 million to discontinued operations.

See Note 2, “Discontinued Operations/Assets Held For Sale” in Part I, Item 1, “Financial Statements – Unaudited” for additional information.

Audit Committee Investigation.  In September 2014, the Audit Committee of the Company’s Board of Directors announced that it was conducting, with the assistance of independent legal counsel, an investigation of issues relating to the setting of case reserves and management of claims by our former insurance subsidiaries and related matters (the “Audit Committee Investigation”).  On or about November 2015, the Audit Committee Investigation concluded. We incurred approximately $2.8 million in expenses through the fiscal year ended October 1, 2016 and $0.2 million and $2.1 million, respectively, for the twenty-six weeks ended April 1, 2017 and April 2, 2016 in connection with the Audit Committee Investigation.  Expenses incurred during the twenty-six weeks of fiscal 2017 are comprised primarily of legal and consulting fees, almost all of which were incurred in the thirteen weeks ended December 31, 2016.  We anticipate that these expenses will continue to diminish during fiscal 2017.  Approximately $0 and $0.2 million, respectively, of these expenses were included in our loss on sale of our discontinued operations for the twenty-six weeks ended April 1, 2017 and April 2, 2016.  For additional information on the Audit Committee Investigation, see Part I, Item 1, “Business –Audit Committee Investigation,” Note 2, “Audit Committee Investigation,” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” and Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the year ended October 1, 2016.

Haggen.  In December 2014, we entered into an agreement (the “Supply Agreement”) with Haggen, a Member, to be its primary supplier in California, Arizona and Nevada (the “Pacific Southwest” stores) and a substantial supplier in Washington and Oregon.

In September 2015, Haggen filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to Haggen’s bankruptcy filing, we terminated our product Supply Agreement with Haggen. In October 2015, we entered into a trade agreement (the "Trade Agreement") with Haggen under which we continued to supply product to Haggen as a critical vendor during Haggen's Chapter 11 case. Pursuant to the Trade Agreement, Haggen paid a substantial portion of our prepetition receivable in exchange for certain shipping terms from Unified. Haggen also agreed to stipulate to an allowed administrative expense priority claim under section 503(b)(9) of the Bankruptcy Code for the balance of our prepetition claim for goods shipped to Haggen.  We also filed a proof of claim against Haggen for breach of contract damages related to the termination of the Supply Agreement and various ancillary agreements. Such claim would be treated as a general unsecured claim in the Haggen chapter 11 cases. Relatedly, on September 7, 2016, the Official Committee of Unsecured Creditors (the “Committee”) filed a complaint against Comvest Group Holdings, LLC, the private equity owner of Haggen (“Comvest”), and certain of Haggen's non-debtor affiliates (the "Defendants") in the Bankruptcy Court. On December 9, 2016, the Defendants filed their answer to the Committee's complaint generally denying the allegations asserted therein.  The Committee and the Defendants have agreed to a scheduling order with a trial currently scheduled for October 2017.   The Committee Litigation seeks to recover additional funds for Haggen's bankruptcy estate for the benefit of unsecured creditors, including the potential payment of Unified’s general unsecured claim. Haggen had previously moved the Bankruptcy Court for a final extension of the debtors’ exclusive period to file a chapter 11 plan through March 8, 2017; however, Haggen has not yet filed a plan or determined the projected recoveries on general unsecured claims pending the outcome of the Committee’s litigation with Comvest.

Effective November 21, 2015, we ceased supplying product to Haggen’s Pacific Southwest stores.  Sales to Haggen’s Pacific Southwest stores were approximately $0 and $9.6 million for the twenty-six weeks of fiscal 2017 and 2016, respectively.  Pursuant to the Trade Agreement, we continued to supply Haggen’s Washington and Oregon stores with product during Haggen’s bankruptcy case through June 2016.

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

Sales Highlights – Fiscal 2017.  During the twenty-six weeks ended April 1, 2017, net sales decreased in our Wholesale Distribution segment compared to the same period in fiscal 2016 primarily due to lost customers, the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015), and lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.

The following table sets forth our selected consolidated financial data expressed as a percentage of net sales for the periods indicated and the percentage increase or decrease in such items over the prior year period.

	Thirteen Weeks Ended			Twenty-Six Weeks Ended
	April 1,	April 2,		April 1,	April 2,
Fiscal Period Ended	2017	2016	% Change	2017	2016	% Change
Net sales	100.0%	100.0%	(4.1)%	100.0%	100.0%	(2.6)%
Cost of sales	92.6	92.3	(3.7)	92.6	92.4	(2.4)
Distribution, selling and administrative expenses	7.7	7.7	(4.6)	7.3	7.5	(4.9)
Operating (loss) income	(0.3)	0.0	*	0.1	0.1	(45.3)
Interest expense	(0.3)	(0.3)	9.7	(0.3)	(0.2)	10.1
Estimated patronage dividends	—	(0.2)	*	—	(0.2)	*
Income tax provision	—	—	*	—	—	*
(Loss) earnings from discontinued operations, net of income tax	(0.3)	—	*	(0.1)	—	*
Net loss	(0.9)%	(0.5)%	66.6%	(0.3)%	(0.3)%	(9.1)%

* % change not meaningful

We present sales and cost of sales related to certain transactions involving vendor direct arrangements on a net basis to conform to GAAP.  Transactions involving vendor direct arrangements are comprised principally of sales of produce in the Pacific Northwest and Northern California and sales of branded ice cream in Southern California.  These transactions are reported within our Wholesale Distribution segment.  “Gross billings,” an internal financial metric that adds back gross billings through vendor direct arrangements to net sales and is used by management to assess our operating performance, were $897.7 million for the thirteen weeks ending April 1, 2017 as compared to $941.0 million in the thirteen weeks ending April 2, 2016, a decrease of $43.3 million, or 4.6%.  By comparison, net sales (which do not include gross billings through vendor direct arrangements) decreased 4.1% for the same periods.  Gross billings were $1.878 billion for the twenty-six week 2017 Period as compared to $1.940 billion in the twenty-six week 2016 Period, a decrease of $62.5 million, or 3.2%.  Similarly, net sales (which do not include gross billings through vendor direct arrangements) decreased 2.6% for the same periods.

THIRTEEN WEEK PERIOD ENDED April 1, 2017 (“2017 13-WEEK PERIOD”) COMPARED TO THE THIRTEEN WEEK PERIOD ENDED April 2, 2016 (“2016 13-WEEK PERIOD”)

Overview of the 2017 13-Week Period.  We experienced an overall net sales decrease of $37.7 million, or 4.1%, to $877.4 million for the 2017 13-Week Period as compared to $915.1 million for the 2016 13-Week Period.  Our net sales for the Wholesale Distribution segment decreased $37.6 million, or 4.1%, to $877.2 million from $914.8 million for the comparable 2017 and 2016 13-Week Periods, respectively.  Net sales decreased primarily due to the loss of business from existing customers, lost customers, and lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.  Net sales in our All Other business activities were $0.2 million and $0.3 million for the comparable 2017 and 2016 13-Week Periods, respectively.

Our consolidated operating income decreased $2.8 million to a loss of $3.1 million in the 2017 13-Week Period compared to a loss of $0.3 million in the 2016 13-Week Period.

The overall activity in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:  The Wholesale Distribution segment’s operating income decreased $2.7 million to a loss of $3.1 million in the 2017 13-Week Period compared to a loss of $0.4 million in the 2016 13-Week Period.  The decline was primarily due to the Dairy program change in July 2016 whereby prices were reduced and the Dairy patronage dividend was discontinued, transaction costs related to the Merger Agreement with SVU, and the equity adjustment related to our investment in Western Family.  These declines were partially offset by reduced logistics and administrative expenses.

•

All Other:  Operating income in our All Other business activities reflected earnings of $50 thousand and $0.1 million in the 2017 and 2016 13-Week Periods, respectively.  All Other business activities consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2017 and 2016 13-Week Periods.

Wholesale Distribution Segment (dollars in thousands)
	Thirteen Weeks Ended April 1, 2017		Thirteen Weeks Ended April 2, 2016
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$897,433	—	$940,729	—	$(43,296)
Less: Gross billings through vendor direct arrangements	(20,236)	—	(25,958)	—	5,722
Net sales	877,197	100.0%	914,771	100.0%	(37,574)
Cost of sales	812,945	92.7	844,584	92.3	(31,639)
Distribution, selling and administrative expenses	67,366	7.7	70,641	7.7	(3,275)
Operating loss	$(3,114)	(0.4)%	$(454)	0.0%	$(2,660)

All Other (dollars in thousands)
	Thirteen Weeks Ended April 1, 2017		Thirteen Weeks Ended April 2, 2016
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$342	—	$377	—	$(35)
Inter-segment eliminations	(103)	—	(79)	—	(24)
Net sales	239	100.0%	298	100.0%	(59)
Selling and administrative expenses	188	78.7	160	53.7	28
Operating income	$51	21.3%	$138	46.3%	$(87)

Net sales.  Consolidated net sales decreased $37.7 million, or 4.1%, to $877.4 million in the 2017 13-Week Period compared to $915.1 million for the 2016 13-Week Period.  Factors impacting net sales are as follows:

■

Wholesale Distribution Segment:  Wholesale Distribution gross billings decreased $43.3 million to $897.4 million in the 2017 13-Week Period compared to $940.7 million for the 2016 13-Week Period.  Significant components of this decrease are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Decrease in gross billings to continuing customers	$(21.6)
Lost customers	(11.7)
Decrease in gross billings due to change in Dairy program and sale of Bakery	(7.1)
Decrease in meat pricing due to decline in commodity cost	(2.9)
Change in gross billings	$(43.3)

Sales decreased primarily due to a decrease in business from continuing customers, the Dairy program change in July 2016 whereby prices were reduced and the Dairy patronage dividend was discontinued and the sale of our Bakery. We were also impacted by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.

•	All Other: Net sales were $0.2 million and $0.3 million in the 2017 and 2016 13-Week Periods, respectively.

Cost of sales.  Consolidated cost of sales were $812.9 million for the 2017 13-Week Period and $844.6 million for the 2016 13-Week Period and comprised 92.6% and 92.3% of consolidated net sales for the 2017 and 2016 13-Week Periods, respectively.  Factors impacting cost of sales were as follows:

■

Wholesale Distribution Segment: Cost of sales decreased $31.7 million to $812.9 million in the 2017 13-Week Period compared to $844.6 million in the 2016 13-Week Period.  As a percentage of Wholesale Distribution net sales, cost of sales were 92.7% and 92.3% for the 2017 and 2016 13-Week Periods, respectively.

•

We experienced decreased margins in the dairy product line, resulting in a 0.3% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2017 13-Week Period compared to the 2016 13-Week Period.  In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility but continue offering fluid milk and other products to our Members and customers through a preferred vendor.  In conjunction with the program change, we discontinued our dairy patronage dividend program to our Members and reduced the pricing on our dairy products accordingly.  In addition, we experienced an overall decrease in margins in our non-dairy product lines, which resulted in a 0.4% increase in cost of sales as a percent of Wholesale Distribution net sales.

•	Vendor related activity resulted in a 0.3% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2017 13-Week Period compared to the 2016 13-Week Period.

Distribution, selling and administrative expenses.  Consolidated distribution, selling and administrative expenses were $67.6 million in the 2017 13-Week Period compared to $70.8 million in the 2016 13-Week Period, reflecting a decrease of $3.2 million, and comprised 7.7% of consolidated net sales for both the 2017 and 2016 13-Week Periods.  Factors impacting distribution, selling and administrative expenses are as follows:

■

Wholesale Distribution Segment:  Distribution, selling and administrative expenses decreased $3.2 million to $67.4 million in the 2017 13-Week Period compared to $70.6 million in the 2016 13-Week Period, and comprised 7.7% of Wholesale Distribution net sales for both the 2017 and 2016  13-Week Periods.  The decrease is primarily due to a continuing focus on operational efficiencies and expense control and decreased expenses as a result of the ceased operations of the Southern California Dairy Division manufacturing facility, partially offset by expenses incurred in relation to the sale of the Bakery manufacturing facility (see “Recent Developments and Updates”).

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

•

General Expenses:  During the 2017 13-Week Period, general expenses decreased $1.1 million, but increased 0.2% as a percent of Wholesale Distribution net sales due to the leveraging effect of reduced net sales.  The decrease in general expenses was primarily due to reduced logistics and administrative expenses, including $1.3 million in Audit Committee Investigation expenses incurred in the 2016 Period, partially offset by $2.1 million in costs incurred related to the Merger Agreement with SVU and a $1.2 million loss adjustment related to our equity investment in Western Family (see “Recent Developments and Updates”).

■	All Other: Selling and administrative expenses for our All Other business activities were $0.2 million for both the 2017 and 2016 13-Week Periods.

Interest.  Interest expense increased $0.2 million to $2.7 million in the 2017 13-Week Period compared to $2.5 million for the 2016 13-Week Period and comprised 0.3% of consolidated net sales for both of the 2017 and 2016 13-Week Periods.  Factors impacting interest expense are as follows:

■	Interest expense on our primary debt instruments (as described below) increased $0.3 million to $2.7 million in the 2017 13-Week Period compared to $2.4 million in the 2016 13-Week Period.
•

Interest Rates:  Interest expense increased $0.3 million in the 2017 13-Week Period from the 2016 13-Week Period.  Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company and the term loan, was 3.7% and 3.2% for the 2017 and 2016 13-Week Periods, respectively.  The rate increase was due to recent overall market rate changes.

•

Weighted Average Borrowings:  Interest expense was not impacted in the 2017 13-Week Period from the 2016 13-Week Period as a result of lower outstanding debt.  Weighted average borrowings decreased by $5.7 million primarily due to lower debt balances at the beginning of fiscal year 2017 as a result of positive cash flow during fiscal year 2016.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations.  A 25 basis point change in the market rate of interest over the period would have resulted in a $0.2 million increase or decrease in corresponding interest expense.

■	Interest expense on our other debt instruments decreased $0.1 million to $49 thousand in the 2017 13-Week Period compared to $0.1 million for the 2016 13-Week Period.

Estimated patronage dividends.  Estimated patronage dividends for the 2017 13-Week Period were zero, compared to estimated patronage dividends of $2.2 million in the 2016 13-Week Period. This decrease is due to the change in our dairy program that occurred when we discontinued our Southern California dairy manufacturing operations in July 2016 and outsourced our supply of fluid milk and other products, including our private label brands, to Dean Foods Company.  At that time, we discontinued our dairy patronage dividend program to our Members and reduced the pricing on our dairy products accordingly.  We have no expectation of paying dairy patronage dividends in the future.  In fiscal 2017, earnings from Patronage Business conducted with our Members through the Cooperative Division (including Market Centre) are eligible for distribution to our Members in the form of patronage dividends based upon our earnings from such Patronage Business during a fiscal year. Estimated patronage dividends for the 2016 13-Week Period consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division (including Market Centre).  The Cooperative Division experienced a $6.9 million loss in the 2017 13-Week Period compared to a loss of $6.0 million in the 2016 13-Week Period.   The decrease in the 2017 13-Week Period was due primarily to transaction costs related to the Merger Agreement with SVU and the loss adjustment related to our equity investment in Western Family.  Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information), while patronage dividends produced by the dairy divisions were paid quarterly (prior to July 2016), historically in cash.  As of July 2016, as discussed in “Company Overview – General,” we no longer pay patronage dividends on sales of dairy products from the Southern California Dairy Division and the Pacific Northwest Dairy Division.

Income taxes. Our effective income tax rate was (0.8)% for the 2017 13-Week Period compared to (0.3)% for the 2016 13-Week Period.  The negative effective rates for the 2017 and 2016 13-Week Periods were due to valuation allowances provided to offset the income tax benefits associated with the 2017 and 2016 13-Week Period pre-tax losses.

TWENTY-SIX WEEK PERIOD ENDED April 1, 2017 (“2017 26-WEEK PERIOD”) COMPARED TO THE TWENTY-SIX WEEK PERIOD ENDED April 2, 2016 (“2016 26-WEEK PERIOD”)

Overview of the 2017 26-Week Period.  We experienced an overall net sales decrease of $49.3 million, or 2.6%, to $1.839 billion for the 2017 26-Week Period as compared to $1.888 billion for the 2016 26-week Period.  Our net sales for the Wholesale Distribution segment decreased $49.2 million, or 2.6%, to $1.838 billion from $1.887 billion for the comparable 2017 and 2016 26-week Periods, respectively.  Net sales decreased primarily due to a decrease in business from existing customers and lost customers, the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015), the sale of our Bakery, and lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.  Net sales in our All Other business activities were $0.5 million and $0.6 million for the comparable 2017 and 2016 26-week Periods, respectively.

Our consolidated operating income decreased $1.3 million to earnings of $1.6 million in the 2017 26-week Period compared to earnings of $2.9 million in the 2016 26-week Period.

The overall activity in operating income is summarized in our operating segments and other business activities as follows:

•

Wholesale Distribution Segment:  The Wholesale Distribution segment’s operating income decreased $1.2 million to earnings of $1.4 million in the 2017 26-week Period compared to earnings of $2.6 million in the 2016 26-week Period.  The decline was primarily due to the Dairy program change in July 2016 whereby prices were reduced and the Dairy patronage dividend was discontinued, transaction costs related to the Merger Agreement with SVU, and the equity adjustment related to our investment in Western Family.  These declines were partially offset by reduced logistics and administrative expenses.

•

All Other:  Operating income in our All Other business activities reflected earnings of $0.2 million and $0.3 million in the 2017 and 2016 26-week Periods, respectively.  All Other business activities consist of activities conducted through our finance subsidiary.

The following tables summarize the performance of each business segment for the 2017 and 2016 26-week Periods.

Wholesale Distribution Segment (dollars in thousands)
	Twenty-Six Weeks Ended April 1, 2017		Twenty-Six Weeks Ended April 2, 2016
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross billings	$1,877,289	—	$1,939,681	—	$(62,392)
Less: Gross billings through vendor direct arrangements	(39,193)	—	(52,339)	—	13,146
Net sales	1,838,096	100.0%	1,887,342	100.0%	(49,246)
Cost of sales	1,702,988	92.6	1,744,068	92.4	(41,080)
Distribution, selling and administrative expenses	133,667	7.3	140,636	7.5	(6,969)
Operating income	$1,441	0.1%	$2,638	0.1%	$(1,197)

All Other (dollars in thousands)
	Twenty-Six Weeks Ended April 1, 2017		Twenty-Six Weeks Ended April 2, 2016
	Amounts in 000’s	Percent to Net Sales	Amounts in 000’s	Percent to Net Sales	Difference
Gross sales	$754	—	$812	—	$(58)
Inter-segment eliminations	(255)	—	(220)	—	(35)
Net sales	499	100.0%	592	100.0%	(93)
Selling and administrative expenses	345	69.1	315	53.2	30
Operating income	$154	30.9%	$277	46.8%	$(123)

Net sales.  Consolidated net sales decreased $49.3 billion, or 2.6%, to $1.839 billion in the 2017 26-week Period compared to $1.888 billion for the 2016 26-week Period.  Factors impacting net sales are as follows:

■

Wholesale Distribution Segment:  Wholesale Distribution gross billings decreased $62.4 million to $1.877 billion in the 2017 26-week Period compared to $1.940 billion for the 2016 26-week Period.  Significant components of this decrease are summarized below.

(dollars in millions)
Key Gross Billings Changes	Increase (Decrease)
Lost customers	$(22.7)
Decrease in gross billings to continuing customers	(13.5)
Decrease in gross billings due to change in Dairy program and sale of Bakery	(10.8)
Decrease in Haggen Pacific Southwest business	(9.6)
Decrease in meat pricing due to decline in commodity cost	(5.8)
Change in gross billings	$(62.4)

Sales decreased primarily due to the loss of customers, a decrease in business from continuing customers, the Dairy program change in July 2016 whereby prices were reduced and the Dairy patronage dividend was discontinued, the sale of our Bakery, and the loss of business from Haggen’s Pacific Southwest stores (effective November 21, 2015). We were also impacted by lower meat sales prices due to declines in the related commodity cost that were passed along to our customers.

•	All Other: Net sales were $0.5 million and $0.6 million in the 2017 and 2016 26-week Periods, respectively.

Cost of sales.  Consolidated cost of sales were $1.703 billion for the 2017 26-week Period and $1.744 billion for the 2016 26-week Period and comprised 92.6% and 92.4% of consolidated net sales for the 2017 and 2016 26-week Periods, respectively.  Factors impacting cost of sales were as follows:

■

Wholesale Distribution Segment: Cost of sales decreased $41.1 million to $1.703 billion in the 2017 26-week Period compared to $1.744 billion in the 2016 26-week Period.  As a percentage of Wholesale Distribution net sales, cost of sales were 92.6% and 92.4% for the 2017 and 2016 26-week Periods, respectively.

•

We experienced decreased margins in the dairy product line, resulting in a 0.3% increase in cost of sales as a percent of Wholesale Distribution net sales in the 2017 26-week Period compared to the 2016 26-week Period.  In July 2016, we ceased operating our Southern California Dairy Division manufacturing facility but continue offering fluid milk and other products to our Members and customers through a preferred vendor.  In conjunction with the program change, we discontinued our dairy patronage dividend program to our Members and reduced the pricing on our dairy products accordingly.  In addition, we experienced an overall decrease in margins in our non-dairy product lines, which resulted in a 0.1% increase in cost of sales as a percent of Wholesale Distribution net sales.

•	Vendor related activity resulted in a 0.2% decrease in cost of sales as a percent of Wholesale Distribution net sales in the 2017 26-week Period compared to the 2016 26-week Period.

Distribution, selling and administrative expenses.  Consolidated distribution, selling and administrative expenses were $134.0 million in the 2017 26-week Period compared to $140.9 million in the 2016 26-week Period, reflecting a decrease of $6.9 million, and comprised 7.3% and 7.5% of consolidated net sales for the 2017 and 2016 26-week Periods, respectively.  Factors impacting distribution, selling and administrative expenses are as follows:

■

Wholesale Distribution Segment:  Distribution, selling and administrative expenses decreased $6.9 million to $133.7 million in the 2017 26-week Period compared to $140.6 million in the 2016 26-week Period, and comprised 7.3% and 7.5% of Wholesale Distribution net sales for the 2017 and 2016  26-week Periods, respectively.  The decrease is primarily due to a continuing focus on operational efficiencies and expense control and decreased expenses as a result of the ceased operations of the Southern California Dairy Division manufacturing facility, partially offset by expenses incurred in relation to the sale of the Bakery manufacturing facility and costs related to the Merger Agreement with SVU (see “Recent Developments and Updates”).

•

Southern California Dairy Manufacturing Facility:  During the 2017 26-week Period, we experienced a decrease of $4.3 million, or 0.2% as a percent of Wholesale Distribution net sales, as a result of ceasing operations in our Southern California dairy manufacturing facility in July 2016.  We continue offering fluid milk and other products, including our private label brands, to our Members and customers through our preferred vendor, Dean Foods Company.

•

Sale of Southern California Bakery Facility:  As discussed in “Recent Developments and Updates,” on December 31, 2016, we completed the sale of our Bakery operations.  We incurred a loss of $1.4 million, or 0.1% as a percent of Wholesale Distribution net sales, on the sale of the Bakery facility, related equipment, inventory, and customer list.

•

General Expenses:  During the 2017 26-week Period, general expenses decreased $4.0 million, or 0.1% as a percent of Wholesale Distribution net sales.  The decrease in general expenses was primarily due to reduced logistics and administrative expenses, including $1.6 million in reduced Audit Committee Investigation expenses compared to the 2016 Period, partially offset by $2.4 million in costs related to the Merger Agreement with SVU and a $1.4 million loss adjustment related to our equity investment in Western Family (see “Recent Developments and Updates”).

■	All Other: Selling and administrative expenses for our All Other business activities were $0.3 million for both the 2017 and 2016 26-week Periods.

Interest.  Interest expense increased $0.5 million to $5.5 million in the 2017 26-week Period compared to $5.0 million for the 2016 26-week Period and comprised 0.3% of consolidated net sales for both of the 2017 and 2016 26-week Periods.  Factors impacting interest expense are as follows:

■	Interest expense on our primary debt instruments (as described below) increased $0.6 million to $5.4 million in the 2017 26-week Period compared to $4.8 million in the 2016 26-week Period.
•

Interest Rates:  Interest expense increased $0.7 million in the 2017 26-week Period from the 2016 26-week Period.  Our effective borrowing rate for the combined primary debt, made up of the revolving lines of credit for Unified and Grocers Capital Company and the term loan, was 3.6% and 3.1% for the 2017 and 2016 26-week Periods, respectively.  The rate increase was due to recent overall market rate changes.

•

Weighted Average Borrowings:  Interest expense decreased $0.1 million in the 2017 26-week Period from the 2016 26-week Period as a result of lower outstanding debt.  Weighted average borrowings decreased by $8.4 million primarily due to lower debt balances at the beginning of fiscal year 2017 as a result of positive cash flow during fiscal year 2016.

Borrowings under Unified’s credit agreement are subject to market rate fluctuations.  A 25 basis point change in the market rate of interest over the period would have resulted in a $0.4 million increase or decrease in corresponding interest expense.

■	Interest expense on our other debt instruments was $0.1 million and $0.2 million for the 2017 and 2016 26-week Periods, respectively.

Estimated patronage dividends.  Estimated patronage dividends for the 2017 26-week Period were zero, compared to estimated patronage dividends of $4.6 million in the 2016 26-week Period. This decrease is due to the change in our dairy program that occurred when we discontinued our Southern California dairy manufacturing operations in July 2016 and outsourced our supply of fluid milk and other products, including our private label brands, to Dean Foods Company.  At that time, we discontinued our dairy patronage dividend program to our Members and reduced the pricing on our dairy products accordingly.  We have no expectation of paying dairy patronage dividends in the future.  In fiscal 2017, earnings from Patronage Business conducted with our Members through the Cooperative Division (including Market Centre) are eligible for distribution to our Members in the form of patronage dividends based upon our earnings from such Patronage Business during a fiscal year. Estimated patronage dividends for the 2016 26-week Period consisted of the patronage activities from our three patronage earnings divisions: the Southern California Dairy Division, the Pacific Northwest Dairy Division and the Cooperative Division (including Market Centre).  The Cooperative Division experienced a $7.5 million loss in the 2017 26-week Period compared to a loss of $9.0 million in the 2016 26-week Period.   The improvement in the 2017 26-week Period was due to decreased distribution, selling and administrative costs.  Patronage dividends produced by the Cooperative Division are distributed annually, historically in cash, Class B and Class E Shares (see Part I, Item 1. “Business – Patronage Dividends” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information), while patronage dividends produced by the dairy divisions were paid quarterly (prior to July 2016), historically in cash.  As of July 2016, as discussed in “Company Overview – General,” we no longer pay patronage dividends on sales of dairy products from the Southern California Dairy Division and the Pacific Northwest Dairy Division.

Income taxes. Our effective income tax rate was (1.1)% for the 2017 26-week Period compared to (0.4)% for the 2016 26-week Period.  The negative effective rates for the 2017 and 2016 26-week Periods were due to valuation allowances provided to offset the income tax benefits associated with the 2017 and 2016 26-week Period pre-tax losses.

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

At April 1, 2017, we had $1.6 million of tendered Class A Shares, $29.4 million of tendered Class B Shares and $2.4 million of eligible Class E Shares pending redemption or repurchase, whose redemption or repurchase is subject to final approval by the Board, and in the case of Class B Shares, subject to the 5% limitation on redemptions contained in our redemption policy (see Part I, Item 1. “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares” of our Annual Report on Form 10-K for the year ended October 1, 2016 for further information).

Our obligations to repay a Member’s Required Deposit on termination of Member status (once the Member’s obligations to us have been satisfied) is reported as a long-term liability within “Members’ and Non-Members’ deposits” on our consolidated condensed balance sheets.  Excess Deposits are not subordinated to our other obligations and are reported as short-term liabilities within “Members’ deposits and estimated patronage dividends” on our consolidated condensed balance sheets.  At April 1, 2017 and October 1, 2016, we had $9.2 million and $8.8 million, respectively, in “Members’ and Non-Members’ deposits” and $9.0 million and $8.9 million, respectively, in “Members’ deposits and estimated patronage dividends” (of which $9.0 million and $8.9 million, respectively, represented Excess Deposits).

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

CASH FLOW

We had positive cash flow from operating and financing activities during the 2017 26-Week Period.  Cash flows from operating and financing activities were used to partially offset cash utilized for investing activities.

As a result of these activities, net cash, consisting of cash and cash equivalents, was $1.3 million as of April 1, 2017 compared to $3.4 million as of October 1, 2016.

Our discontinued operations utilized cash of zero in the 2017 26-Week Period compared to cash provided of $0.2 million in the 2016 26-Week Period.  In the 2017 26-Week Period, a non-cash loss of $2.0 million was recognized in discontinued operations due to adverse development in AmTrust’s insurance reserves pursuant to the requirements of the Stock Purchase Agreement as discussed in “Recent Developments and Updates – Discontinued Operations.”  In the 2016 26-Week Period, cash was provided by discontinued operations resulting from the final sales price adjustment related to the sale of our former insurance subsidiaries.

The following table summarizes the impact of operating, investing and financing activities on our cash flows from continuing operations for the 2017 and 2016 26-Week Periods:

(dollars in thousands)
Summary of Net (Decrease) Increase in Total Cash from Continuing Operations	2017	2016	Difference
Cash provided by continuing operating activities	$2,942	$16,629	$(13,687)
Cash (utilized) provided by investing activities	(8,055)	11,599	(19,654)
Cash provided (utilized) by financing activities	3,056	(25,706)	28,762
Total (decrease) increase in cash from continuing operations	$(2,057)	$2,522	$(4,579)

Net cash flows from continuing operating, investing and financing activities decreased by $4.6 million, resulting in a $2.1 million decrease in cash for the 2017 26-Week Period compared to an increase of $2.5 million in cash for the 2016 26-Week Period. The decrease in net cash flow for the 2017 26-Week Period consisted of cash utilized by investing activities of $8.0 million, partially offset by cash provided by operating activities of $2.9 million and financing activities of $3.0 million.  The primary factors contributing to the changes in cash flow are discussed below.  At April 1, 2017 and October 1, 2016, working capital was $133.4 million and $130.4 million, respectively, and the current ratio was 1.4 at both April 1, 2017 and October 1, 2016.

Operating Activities:    Net cash provided by continuing operating activities decreased by $13.7 million to $2.9 million provided in the 2017 26-Week Period compared to $16.6 million provided in the 2016 26-Week Period.  The decrease in cash provided by continuing operating activities compared to the 2016 26-Week Period was attributable to (1) a decrease in net cash provided related to a decrease in inventories between the periods of $35.1 million (we had significant decreased inventory in the prior 2016 26-Week Period due primarily to the loss of the Haggen Pacific Southwest business), (2) a decrease in cash provided related to accounts receivable of $0.7 million and (3) an increase in prepaid expenses and other current assets of $0.3 million.  The foregoing decreases of $36.1 million in cash provided were partially offset by (1) reduced cash used to pay accounts payable, accrued liabilities and other long-term liabilities of $19.8 million and (2) an increase between the periods in net cash provided by other operating activities of $2.6 million.

Investing Activities:    Net cash utilized by investing activities increased by $19.6 million to $8.0 million utilized in the 2017 26-Week Period compared to cash provided of $11.6 million in the 2016 26-Week Period.  The increase in cash utilized by investing activities during the 2017 26-Week Period as compared to the 2016 26-Week Period was due mainly to (1) proceeds of $26.2 million received from the sale of our discontinued insurance operations during the 2016 26-Week Period and (2) a decrease in cash provided by net notes receivable activities of $0.1 million, reflecting normal fluctuation in loan activity to Members for their inventory and equipment financing. The foregoing decreases of $26.3 million in cash provided were partially offset by (1) a decrease in cash used for other assets of $2.4 million, (2) a reduction in our cash used for capital expenditures of $1.3 million and (3) an increase in cash provided due to the sale of the Bakery and other fixed assets of $3.0 million.  Spending on future investing activities is expected to be funded by existing cash balances, cash generated from operations or additional borrowings.

Financing Activities:    Net cash provided by financing activities was $3.1 million for the 2017 26-Week Period compared to cash utilized of $25.7 million in the 2016 26-Week Period.  The net increase of $28.8 million in cash provided by financing activities for the 2017 26-Week Period as compared to the 2016 26-Week Period was primarily due to an increase in cash provided of $26.9 million related to higher revolver borrowings partially offset by notes payable repayments related to the “first-in last-out” tranche in our credit agreement.  In addition, there was a decrease of $1.9 million in cash utilized for the repurchase of Members’ shares.  Financing to meet future capital spending requirements is expected to be provided by our continuing operating cash flow or additional borrowings.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

Other than items discussed below in “Outstanding Debt and Other Financing Arrangements,” there have been no material changes in our contractual obligations and commercial commitments outside the ordinary course of our business during the thirteen week period ended April 1, 2017.  See “Contractual Obligations and Commercial Commitments” discussed in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.

OUTSTANDING DEBT AND OTHER FINANCING ARRANGEMENTS

Other than discussed below, there have been no material changes in our outstanding debt and other financing arrangements outside the ordinary course of our business during the thirteen week period ended April 1, 2017.  Amounts outstanding related to our secured credit agreements and other debt agreements are disclosed below.  See “Credit Facilities” and “Outstanding Debt and Other Financing Arrangements” discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 “Notes Payable” of “Notes to Consolidated Financial Statements” in Part II, Item 8, “Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended October 1, 2016 for additional information.

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

As discussed in Note 6, “Notes Payable” and Note 12, “Subsequent Events” of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q, on April 7, 2017, we entered into a Third Amendment to the Credit Agreement, by and among the Company, the lenders party thereto and the Administrative Agent.  The Third Amendment revises the definition of “Change in Control” under the Credit Agreement such that, in and of itself, entry into an agreement providing for the acquisition of greater than 40% of the combined voting power of all securities of the Company entitled to vote in the election of directors will not constitute a Change in Control.

Our outstanding revolver borrowings under the Credit Agreement increased to $156.6 million at April 1, 2017 (Eurodollar and Base Rate Loans at a blended average rate of 2.95% per annum) from $137.6 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 3.05% per annum), with access to approximately $112.0 million of additional capital available under the Credit Agreement to fund our continuing operations and capital spending requirements for the foreseeable future.  Our outstanding FILO borrowings under the Credit Agreement were $9.5 million at April 1, 2017 (Eurodollar and Base Rate Loans at a blended average rate of 4.24% per annum) and $15.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 4.29% per annum).  Our outstanding term loan borrowings under the Credit Agreement were $77.5 million at April 1, 2017 (Eurodollar and Base Rate Loans at a blended average rate of 2.98% per annum) and $82.5 million at October 1, 2016 (Eurodollar and Base Rate Loans at a blended average rate of 2.52% per annum).  As of April 1, 2017, we are in compliance with all applicable covenants of the Credit Agreement.  While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

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

GCC had revolving loan borrowings outstanding of $15.0 million at both April 1, 2017 and October 1, 2016.  As of April 1, 2017, we are not in violation of any applicable covenants of the GCC Loan Agreement.  While we are currently in compliance with all required covenants and expect to remain in compliance, this does not guarantee that we will remain in compliance in future periods.

Other Debt Agreements

During fiscal 2013, we entered into three secured credit facilities to finance our purchase of tractors.  These agreements bear interest at a rate of 2.2% and mature in fiscal 2018.  At April 1, 2017 and October 1, 2016, respectively, the outstanding loan balance under the three agreements totaled $0.4 million and $0.8 million, respectively.

Capital Lease Agreements

During fiscal 2015, we entered into three capital lease agreements for equipment purchases.  Two of the capital lease agreements bear an interest rate of 2.09% and one capital lease agreement bears an interest rate of 2.26%.  The three capital lease agreements mature in fiscal 2020.  At April 1, 2017 and October 1, 2016, respectively, the outstanding loan balance under the three capital leases totaled $1.5 million and $1.7 million.

During fiscal 2016, we entered into two capital lease agreements for equipment purchases.  These capital lease agreements bear an interest rate of 2.10% and mature in fiscal 2021.  At April 1, 2017 and October 1, 2016, respectively, the outstanding loan balance under the two capital lease agreements totaled $1.1 million and $1.2 million.

REDEMPTION OF CAPITAL STOCK

Our Articles of Incorporation and Bylaws provide that the Board has the absolute discretion to repurchase, or not repurchase, any Class A, Class B or Class E Shares of any outgoing Member regardless of when the membership terminated, and any Class B Shares in excess of the Class B Share Requirement held by a current Member, whether or not the shares have been tendered for repurchase and regardless of when the shares were tendered.  Historically, the Board considers the redemption of eligible Class A Shares at each board meeting.  All other shares eligible for redemption or repurchase are considered by the Board on an annual basis, usually in December.  Class E Shares will only be repurchased upon approval of the Board, and the repurchase price for the Class E Shares is fixed at $100 per share.  The Class E Shares become eligible for repurchase at the discretion of the Board at a price of $100 per share ten years after their issuance date, with the outstanding Class E Shares becoming eligible for repurchase between the end of fiscal 2013 and the end of fiscal 2018.  During the twenty-six week period ended April 1, 2017, we repurchased 1,050 Class A Shares and 7,212 Class B Shares for approximately $0.2 million and $1.7 million, respectively.  The foregoing share repurchases were made in conjunction with Member settlements, and the proceeds were applied against amounts previously owed to us by Members that were in default on their obligations.  In addition, we repurchased 28,321 Class E Shares (1,558 related to Member settlements and 26,763 in accordance with the Board’s continuing repurchase authorization, which were eligible for repurchase in fiscal 2015 and 2016) for approximately $2.8 million during the twenty-six week period ended April 1, 2017.

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

Our net periodic benefit plan credit for our combined pension and other postretirement benefits was approximately $0.5 million and $1.3 million for the twenty-six weeks ended April 1, 2017 and April 2, 2016, respectively.

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

Additionally, we anticipated making benefit payments of $3.9 million to participants in the ESPPIII for the 2017 plan year.  We made benefit payments of $1.6 million to participants in the ESPPIII during the twenty-six weeks ended April 1, 2017 for the 2017 plan year.

Benefit expense for the SERP is accrued under the assumption that all participants in the SERP will achieve full vesting (five years of service).  Our benefit expense was $1.0 million and $0.9 million for the twenty-six weeks ended April 1, 2017 and April 2, 2016, respectively.  See Note 7 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” of this Quarterly Report on Form 10-Q and Item 5.02. “Compensatory Arrangements of Certain Officers” of our Current Report on Form 8-K, filed on May 14, 2013, for additional discussion.

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

Risks Related to the Company’s Proposed Merger with SVU

The proposed Merger is subject to a number of conditions precedent, including the absence of any legal prohibitions, the receipt of shareholder approval, expiration of the Hart-Scott-Rodino Act waiting period, the absence of a material adverse effect with respect to Unified, the accuracy of the other party’s or parties’ representations and warranties (generally subject to a material adverse effect standard) and the other party’s performance in all material respects of its obligations contained in the Merger Agreement, that, if not satisfied or not satisfied in a timely manner, could delay or prevent the consummation of the proposed Merger.    Among other things, the Merger Agreement must be approved by the affirmative vote by the holders of a majority of the outstanding Class A, Class B and Class E Shares of Unified, on a class-by-class basis, at a shareholders’ meeting duly called and held for such purpose.  Although we intend to call a special meeting of shareholders to consider and vote on the approval of the Merger Agreement, there is no guarantee that our shareholders will approve the Merger Agreement by the requisite vote at such meeting, or at all.

In addition, under the Hart-Scott-Rodino Antitrust Act of 1976, the Merger may not be completed unless certain waiting period requirements have expired or been terminated. There can be no assurance that regulatory approval will be obtained and, if obtained, there can be no assurance as to the timing of any approval or the ability to obtain the approval on satisfactory terms. If the proposed Merger does not receive, or timely receive, the required regulatory approval, or if another event occurs delaying or preventing the proposed Merger, such delay or failure to complete the proposed Merger may create uncertainty or otherwise have negative consequences that may materially and adversely affect our financial condition and results of operations.

Under the terms of the Merger Agreement, the consummation of the Merger is also subject to other customary conditions. Satisfaction of certain of the conditions is not within our control, and difficulties in otherwise satisfying the conditions may prevent, materially delay or materially impair the consummation of the proposed Merger. It is also possible that a fact, circumstance, event, change, effect, development or occurrence since the date of the Merger Agreement may result in a material adverse effect with respect to Unified, the non-occurrence of which is a condition to the consummation of the proposed Merger. We cannot predict with certainty whether and when any of the required conditions will be satisfied.

Termination of the Merger Agreement could negatively impact us.    If the proposed Merger is not consummated for any reason, we may be adversely affected and would be subject to a number of risks, including the following:

•	We may experience negative reactions from our shareholders, employees, customers, lenders, suppliers, borrowers and other business partners; and

•

We may be required to pay certain fees and/or costs relating to the proposed Merger, whether or not the proposed Merger is consummated, including, upon a termination of the Merger Agreement under specified circumstances, a termination fee of $8.0 million plus up to $1.0 million of the reasonable and documented out-of-pocket costs and expenses incurred by SVU in connection with the Merger Agreement.

While the proposed Merger is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.    Whether or not the proposed Merger is consummated, the proposed Merger may disrupt our current plans and operations, which could have an adverse effect on our business and financial results. The pendency of the Merger may also divert management's attention and our resources from the ongoing business and operations and our employees and other key personnel may have uncertainties about the effect of the pending Merger. These uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it fails to close. We may incur unexpected costs, charges or expenses resulting from the proposed Merger. Furthermore, we cannot predict how our Members, other customers, lenders, suppliers and other business partners will view or react to the proposed Merger. If we are unable to reassure our Members, other customers, lenders, suppliers and other business partners to continue transacting business with us, our financial condition and results of operations may be adversely affected.

The preparations for integration between SVU and the Company have occupied, and we expect will continue to occupy, a significant time commitment from many of our employees and our internal resources. If, despite our efforts, key personnel depart because of these or other reasons, our business and results of operations may be adversely affected. In addition, whether or not the proposed Merger is consummated, while it is pending we will continue to incur costs, fees, expenses and charges related to the proposed Merger, which may materially and adversely affect our financial condition and results of operations.

In addition, the Merger Agreement generally requires us to operate in the ordinary and usual course consistent with past practice pending consummation of the proposed Merger and also restricts us from taking certain actions with respect to our business without SVU’s consent (not to be unreasonably withheld, conditioned or delayed). Such restrictions will be in place until either the proposed Merger is consummated or the Merger Agreement is terminated. These restrictions could restrict our ability to, or prevent us from, pursuing attractive business opportunities (if any) that arise prior to the consummation of the proposed Merger. For these and other reasons, the pendency of the Merger could adversely affect our business and results of operations.

In the event that the proposed Merger is not consummated, our future business and results of operations may be negatively affected.    As described above, the conditions to the consummation of the proposed Merger may not be satisfied. If the proposed Merger is not consummated, we would remain liable for significant transaction costs, and the focus of our management would have been diverted from seeking other potential strategic opportunities, in each case without realizing any benefits of the proposed Merger. For these and other reasons, not consummating the proposed Merger could adversely affect our financial condition and results of operations. Certain costs associated with the proposed Merger have already been incurred or may be payable even if the proposed Merger is not consummated. Further, a failed transaction may result in negative publicity and a negative impression of our business. Finally, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our Members, customers, lenders, suppliers and employees or recruiting and retention efforts, could occur in the event of a failed Merger.

The Merger Agreement contains provisions that may discourage other companies from trying to acquire Unified.    The Merger Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to Unified that might result in greater value to our shareholders than the proposed Merger. These provisions include a general prohibition on soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions.

Risk Related to the Company’s Internal Control Over Financial Reporting and Related Matters

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

Some of our competitors, including C&S Wholesale Grocers, Inc., SUPERVALU INC. and United Natural Foods, Inc. (UNFI), are significantly larger and have greater financial resources than us.  In addition, industry consolidation has in the past increased, and may continue in the future to increase, the number of large competitors that we face.  These large national distributors have the resources to compete aggressively on price and may be able to offer customers a wider range of products and services and a wider area of distribution than we do.  We also face intense competition from regional or specialized distributors and, from time to time, new entrants in various niche markets, with such competitors often able to compete very aggressively in such niches with unique or highly tailored products and services.

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

We have an increasingly concentrated customer base, which has in the past reduced, and may continue in the future to reduce, our margins and expose us to an increase in risk concentration, including in the areas of credit risk and the sudden loss of significant customer business.     Our operating results are highly dependent upon maintaining or growing our sales to our customers.  Our largest customer, Cash & Carry Stores, LLC, a wholly-owned subsidiary of Smart & Final, Inc., a Non-Member customer, constituted approximately 17% of our total net sales for the twenty-six week period ended April 1, 2017.  In recent years, we have seen our sales become increasingly concentrated with our large customers, with our top ten customers having increased from 42% of our total net sales in fiscal 2008 to 50% of our total net sales in fiscal 2016.  Our top ten customers constituted approximately 52% of our total net sales for the twenty-six week period ended April 1, 2017.  A significant loss in membership or volume by one of our larger customers could have a sudden and material adverse effect on our operating results.  For example, in the third quarter of fiscal 2011, we lost one of our top ten customers who represented $144.9 million in net sales for the fifty-two weeks immediately preceding the date they ceased purchasing from us.  Between fiscal 2011 and fiscal 2012, this resulted in a loss of $87.2 million in annual net sales, or 2% of total net sales in fiscal 2012.  We have also experienced an overall decline in the number of Members every year since the end of fiscal 2008.  Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2016, an average decline of 5.0% per year in our membership base.  We believe this decline has been due to a number of factors, including smaller-volume retailers deciding to conduct business with us as Non-Members, Members discontinuing operations due to competition they face or challenging economic conditions, Members consolidating with other Members and Members choosing other wholesale distributors.  This decline is also currently due to our not admitting new Members as a result of our having suspended issuance of Class A and Class B Shares because we had not been current in our periodic SEC filings.

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

We are also exposed to concentrations of credit risk related primarily to trade receivables, notes receivable and lease guarantees for certain Members.  Additionally, we are exposed to risk to master landlords if subtenants default under their subleases with us.  Our ten customers with the largest accounts receivable balances accounted for approximately 45% and 41% of total accounts receivable at April 1, 2017 and at October 1, 2016, respectively.  These concentrations of credit risk may be affected by changes in economic or other conditions affecting the western United States, particularly Arizona, California, Nevada, Oregon and Washington.  We could suffer losses as a result of our concentrated credit risk in the event of a significant adverse change in economic or other conditions.

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

The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.    Members are required to meet specific requirements, which include ownership of our capital shares and may include required cash deposits. These investments by Members are a principal source of our capital, and for the twenty-six weeks ended April 1, 2017, approximately 67% of our net sales were to Members.  We compete with other wholesale suppliers who are not structured as cooperatives and therefore have no investment requirements for customers.  Our requirements to purchase shares or maintain cash deposits may become an obstacle to retaining existing business and attracting new business. For a discussion of required Member equity investments and deposits, see Part I, Item 1, “Business – Capital Shares” and Part I, Item 1, “Business – Customer Deposits” of our Annual Report on Form 10-K for the year ended October 1, 2016.

Our Bylaws give the Board complete discretion with respect to the redemption of shares held by terminated Members and excess shares held by Members.  Our redemption policy currently provides that the number of Class B Shares that we may redeem in any fiscal year is limited to no more than 5% of the outstanding Class B Shares (after patronage dividends payable in Class B Shares).  During the twenty-six weeks ended April 1, 2017, as part of settlements with Members that were in default on their obligations to us, we redeemed 3,931 Class B Shares that had been tendered at the close of fiscal 2016, leaving 97,893 Class B Shares, or 24% of our outstanding Class B Shares at the close of fiscal 2016 with an aggregate redemption value of $28.8 million, which have been tendered for redemption but not yet redeemed.  This percentage has steadily increased in recent years, from 23%, 21% and 17% of our outstanding Class B Shares at the close of fiscal 2015, 2014 and 2013, respectively, as we have (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2016, 2015, 2014 and 2013.  The increase in the number of shares our Members have sought to redeem has been driven by our having an overall decline in the number of Members every year since the end of fiscal 2008. Since then, the number of Members has declined from 520 to 345 at the end of fiscal 2016, an average decline of 5.0% per year in our membership base.  Our annual redemption rate has been less than the 5% limit in recent years due in significant part to our Board deciding to conserve capital during years of limited profit or a net loss. Based on our recent history of redemptions as compared to the number of shares tendered for redemption, Members seeking to redeem shares may be required to wait a number of years.  In addition, our ability to attract and issue shares to new Members, or redeem shares held by terminated Members and excess shares held by Members, was impacted by the Audit Committee Investigation.  Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock.  See Part II, Item 8, “Financial Statements and Supplementary Data – Note 12” of our Annual Report on Form 10-K for the year ended October 1, 2016 for recent redemption activity and the number of outstanding shares tendered for redemption but which have not yet been redeemed.  Furthermore, required cash deposits are contractually subordinated and subject to the prior payment in full of our senior indebtedness. For a discussion of the limitations on the redemption of capital shares and the subordination of cash deposits, see Part I, Item 1, “Business – Capital Shares – Redemption of Class A and Class B Shares and Repurchase of Class E Shares,” Part I, Item 1, “Business – Customer Deposits” and Part I, Item 1, “Business – Pledge of Shares and Guarantees” of our Annual Report on Form 10-K for the year ended October 1, 2016.  These limitations on our obligation to redeem capital shares or repay the cash deposits of Members may cause Members to withdraw from membership or potential Members may decide not to become Members.

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

We are subject to existing and changing environmental, health, food safety and safety laws and regulations.    We own and operated various facilities and equipment for the manufacture (through December 31, 2016), warehousing and distribution of products to our customers. We are subject to increasingly stringent federal, state and local laws, regulations and ordinances that (1) govern activities or operations that may have adverse effects on the environment, health and safety (e.g., discharges to air and water and handling and disposal practices for solid and hazardous waste), and (2) impose liability for the costs of cleaning up, and certain damages resulting from, past or present spills, disposals or other releases of hazardous materials. In particular, under applicable environmental laws, we may be responsible for remediation of environmental conditions and may be subject to associated liabilities (including liabilities resulting from lawsuits brought by private litigants) relating to our facilities and the land on which our facilities are situated, regardless of whether we lease or own the facilities or land in question and regardless of whether such environmental conditions were created by us or by a prior owner or tenant.  In addition, we may be subject to pending federal and state legislation that if ultimately passed, may require us to incur costs to improve facilities and equipment to reduce emissions in order to comply with regulatory limits or to mitigate the financial consequences of a “cap and trade” regime.  We are unable to predict the ultimate outcome of such legislation; however, should such legislation require us to incur significant expenditures, our business, results of operations and financial condition may be adversely affected.

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

As of April 1, 2017, we believe we have sufficient cash flow from operations and availability under the credit agreement to meet our operating needs, capital spending requirements and required debt repayments through June 28, 2018.  However, if access to operating cash or to the credit agreement becomes restricted, we may be compelled to seek alternate sources of cash. We cannot assure that alternate sources will provide cash on terms favorable to us or at all.  Consequently, the inability to access alternate sources of cash on terms similar to our existing agreement could adversely affect our operations.

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

The credit and liquidity crisis in the United States and throughout the global financial system in 2008-2009 triggered substantial volatility in the world financial markets and banking system.  As a result, the investment portfolio of the Unified Cash Balance Plan incurred a significant decline in the fair value of plan assets during fiscal 2008.  The value of the plan’s investment portfolio increased in fiscal 2012, 2013, 2014 and 2016, declined in 2015 and increased for the twenty-six weeks ended April 1, 2017.  The values of the plan’s individual investments have and will fluctuate in response to changing market conditions, and the amount of gains or losses that will be recognized in subsequent periods, if any, cannot be determined.

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

A strike or work stoppage by employees could disrupt our business and/or we could face increased operating costs from higher wages or benefits we must pay our employees.     Approximately 55% of our employees are covered by collective bargaining agreements, which have various expiration dates ranging from 2017 through 2020.  If we are unable to negotiate acceptable contracts with labor unions representing our unionized employees, we may be subject to a strike or work stoppage that disrupts our business and/or increased operating costs resulting from higher wages or benefits paid to union members or replacement workers.  Any such outcome could have a material adverse effect on our operations and financial results.

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

There is no assurance that our financial condition will enable us to, or our Board will determine to, redeem or repurchase Class A, Class B or Class E Shares at such time they become eligible for redemption or repurchase, or ever.  Our ability to redeem or repurchase shares is subject to the limitations and restrictions set forth in (1) the California General Corporation Law; (2) our Articles of Incorporation and Bylaws; (3) our redemption policy; and (4) any credit agreements to which we are a party.  For more detail on those restrictions, see Part I, Item 1, “Business – Redemption of Class A and Class B Shares and Repurchase of Class E Shares” of our Annual Report on Form 10-K for the year ended October 1, 2016.  During the twenty-six weeks ended April 1, 2017, as part of settlements with Members that were in default on their obligations to us, we redeemed 3,931 Class B Shares that had been tendered for redemption as of the close of fiscal 2016, leaving 97,893 Class B Shares, or 24% of our outstanding Class B Shares at the close of fiscal 2016 with an aggregate redemption value of $28.8 million, which have been tendered for redemption but not yet redeemed. This percentage has steadily increased in recent years, from 23%, 21% and 17% of our outstanding Class B Shares at the close of fiscal 2015, 2014 and 2013, respectively, as we (1) suspended redemptions of Class A Shares and Class B Shares because we had not been current in our periodic SEC filings, (2) had an increase in the number of shares our Members have sought to redeem and (3) redeemed less than the 5% limit in fiscal 2012 through fiscal 2016. Based on the current level of redemption as compared to the number of shares tendered for redemption, such shares may not be redeemed for years under our redemption policy, if at all. Members may have even less liquidity with respect to shares in Unified should the Board, in its discretion, cease or reduce redemptions of stock. While during fiscal 2016 we repurchased 91,013 Class E Shares at a price of $9.1 million that were eligible for repurchase in fiscal 2015 and 2016, there is no assurance that our financial condition will enable us to, or our Board will determine to, repurchase Class E Shares in the fiscal year they become eligible for repurchase.  Accordingly, Members may lose all or a portion of their investment in the Class A, Class B or Class E Shares.  See “The requirement that Members invest in our shares and/or make Required Deposits, and the lack of liquidity with respect to such investments and Required Deposits, may make attracting new Members difficult and may cause existing Members to withdraw from membership.”

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

We are subject to interest rate changes on certain of our notes payable under our credit agreements that may affect the fair value of the notes payable, as well as cash flow and earnings. Based on the notes payable outstanding at April 1, 2017 and the current market condition, a one percent change in the applicable interest rates would impact our annual cash flow and pretax earnings by approximately $2.6 million.  See Note 3 of “Notes to Consolidated Condensed Financial Statements – Unaudited” in Part I, Item 1, “Financial Statements (Unaudited)” for additional discussion regarding the fair value of notes payable.

We are exposed to credit risk on accounts receivable through the ordinary course of business and we perform ongoing credit evaluations. Concentration of credit risk with respect to accounts receivable is limited due to the nature of our customer base (i.e., primarily Members).  We currently believe our allowance for doubtful accounts is sufficient to cover customer credit risks.

Life insurance and mutual fund assets with values tied to the equity markets are impacted by overall market conditions.  During the twenty-six weeks ended April 1, 2017, net earnings and net comprehensive earnings experienced an increase corresponding to the increase in the value of life insurance and mutual fund assets, respectively.

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

Changes in internal controls over financial reporting.    Our management, with the participation of our CEO and CFO, has evaluated any changes in our internal control over financial reporting that occurred during the most recent fiscal quarter.  Based on that evaluation, our management concluded that no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the quarter ended April 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

As of the twenty-six weeks ended April 1, 2017, we added five (5) new risk factors under the heading “Risks Related to the Company’s Proposed Merger with SVU” describing the potential risks associated with the proposed Merger Agreement.  In addition, we eliminated the risk factor included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016 entitled “Expenses relating to or arising from the Audit Committee Investigation, including diversion of management’s time and attention, may adversely affect our business and results of operations” due to the conclusion of the Audit Committee Investigation and related matters as well as our incurring relatively minor expenses in association therewith during the twenty-six weeks of fiscal 2017.  We also modified the risk factor included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016 previously entitled “Our management has identified material weaknesses in the Company’s internal control over financial reporting which could, if not remediated, result in material misstatements in our financial statements. We may not be able to fully address the material weaknesses in our internal controls or provide assurance that remediation efforts will prevent future material weaknesses” to currently state that “We may not be able to provide assurance that remediation efforts will prevent future material weaknesses” so as to eliminate references to material weaknesses in internal control over financial reporting that have been fully remediated as of April 1, 2017.  Similarly, we modified the risk factor included in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016 entitled “If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and subject us to regulatory scrutiny” so as to eliminate the reference to the material weakness in internal control over financial reporting that has been fully remediated as of April 1, 2017.  Other than the foregoing, there are no material changes from risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended October 1, 2016, filed on December 16, 2016.  Refer to “Risk Factors” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our risk factors.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

COMPANY PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid Per Share
January 1, 2017 – January 28, 2017	9,582 Class E Shares	$100.00
January 29, 2017 – February 25, 2017	13,429 Class E Shares	$100.00
February 26, 2017 – April 1, 2017	42 Class B Shares	$273.67
February 26, 2017 – April 1, 2017	3,333 Class E Shares	$100.00
Total	26,386 Shares	$100.28

Refer to “Redemption of Capital Stock” in Part I, Item 2 of this Quarterly Report on Form 10-Q for discussion of our share redemptions.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

(a)	Exhibits

2.1**

Agreement and Plan of Merger, dated April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and West Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 11, 2017).

10.14.2*	Long-Term Incentive Plan, as amended and restated effective January 18, 2017, dated as of January 18, 2017.

10.20.4

Third Amendment to the Amended and Restated Credit Agreement, dated April 10, 2017, by and among Unified Grocers, Inc., the financial institutions party thereto and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on April 11, 2017).

10.29

Non-Competition Agreement, dated April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and Robert M. Ling, Jr. (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on April 11, 2017).

10.30

Letter Agreement, dated April 10, 2017, by and among Unified Grocers, Inc., SUPERVALU INC., and Robert M. Ling, Jr. (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on April 11, 2017).

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
**

Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K.  Unified agrees to furnish supplementally a copy of any omitted schedules or exhibits to the SEC upon request; provided, however, that Unified may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule or exhibit so furnished.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNIFIED GROCERS, INC.

By	/s/ Robert M. Ling, Jr.
Robert M. Ling, Jr.
President and Chief Executive Officer (Principal Executive Officer)

By	/s/ Christine Neal
Christine Neal
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By	/s/ Blake W. Larson
Blake W. Larson
Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

Dated: May 16, 2017